Form 10-Q
period 1995-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XVII
filed 1995-11-14
CIK 804214

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                     FORM 10-Q



                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934



For the quarter ended September 30, 1995            Commission file #0-17708




                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
              (Exact name of registrant as specified in its charter)




                Illinois                            36-3467497
      (State of organization)              (IRS Employer Identification No.)




  900 N. Michigan Ave., Chicago, IL                   60611
(Address of principal executive office)              (Zip Code)




Registrant's telephone number, including area code 312/915-1987




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No

                                 TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements. . . . . . . . . . . . . . . . . . .      3


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . . .     16



PART II      OTHER INFORMATION


Item 5.      Other Information . . . . . . . . . . . . . . . . . . . .     20

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . .     21


PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XVII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                                 CONSOLIDATED BALANCE SHEETS

                                          SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                         (UNAUDITED)

                                                           ASSETS
                                                           ------
                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                            1995              1994
                                                                                       -------------       -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . .      $   2,835,934        4,943,718
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . .          2,088,283          396,561
  Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . .            200,147          182,211
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             30,572           14,867
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            164,357           72,403
                                                                                        -------------      -----------

          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .          5,319,293        5,609,760
                                                                                        -------------      -----------

Investment properties, at cost (note 2):
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,835,602        4,835,602
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . .         21,376,071       21,375,931
                                                                                        -------------      -----------
                                                                                           26,211,673       26,211,533
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . .         (3,898,099)      (3,365,742)
                                                                                        -------------      -----------
          Total investment properties,
            net of accumulated depreciation. . . . . . . . . . . . . . . . . . . .         22,313,574       22,845,791
                                                                                        -------------      -----------

Investment in unconsolidated venture, at equity (notes 1, 3 and 6) . . . . . . . .            450,061          569,845
Note receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            141,380          176,912
Deferred expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            501,895          556,290
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            277,595          319,029
                                                                                        -------------      -----------
                                                                                        $  29,003,798       30,077,627
                                                                                        =============      ===========

                                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XVII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                           CONSOLIDATED BALANCE SHEETS - CONTINUED

                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                    -----------------------------------------------------

                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                            1995              1994
                                                                                        -------------      -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . .       $    310,463          290,196
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             27,059           18,890
  Amounts due to affiliates (note 4) . . . . . . . . . . . . . . . . . . . . . . .              --             336,414
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            266,421          233,724
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .            256,968          311,580
                                                                                        -------------      -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .            860,911        1,190,804
                                                                                        -------------      -----------
Other liabilities (note 2(b)). . . . . . . . . . . . . . . . . . . . . . . . . . .            302,500          302,500
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             66,593           59,951
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,983,503       17,219,023
                                                                                        -------------      -----------
Commitments and contingencies (notes 1, 2, 3 and 4)

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .         18,213,507       18,772,278
Venture partner's subordinated equity in venture . . . . . . . . . . . . . . . . .             73,558           69,004
Partners' capital accounts (deficits) (note 1):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . .             20,000           20,000
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . .           (201,716)          (1,382)
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . .           (277,054)        (280,707)
                                                                                        -------------      -----------
                                                                                             (458,770)        (262,089)
                                                                                        -------------      -----------
  Limited partners (34,220.16336 Interests):
      Capital contributions, net of offering costs . . . . . . . . . . . . . . . .         29,696,495       29,696,495
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . .        (12,067,971)     (11,657,359)
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (6,453,021)      (6,540,702)
                                                                                        -------------      -----------
                                                                                           11,175,503       11,498,434
                                                                                        -------------      -----------
          Total partners' capital accounts (deficits). . . . . . . . . . . . . . .         10,716,733       11,236,345
                                                                                        -------------      -----------
                                                                                        $  29,003,798       30,077,627
                                                                                        =============      ===========

                                See accompanying notes to consolidated financial statements.

                                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                   THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30                      SEPTEMBER 30
                                                             --------------------------       --------------------------
                                                                1995            1994            1995            1994
                                                            -----------      ----------     -----------      -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .    $   961,923         945,501       2,856,386        2,831,772
  Interest income. . . . . . . . . . . . . . . . . . . .         75,336          56,214         236,764          151,985
                                                            -----------      ----------     -----------      -----------
                                                              1,037,259       1,001,715       3,093,150        2,983,757
                                                            -----------      ----------     -----------      -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . .        372,900         379,404       1,124,430        1,142,362
  Depreciation . . . . . . . . . . . . . . . . . . . . .        175,849         197,990         532,357          593,440
  Property operating expenses. . . . . . . . . . . . . .        298,839         254,439         861,224          940,230
  Professional services. . . . . . . . . . . . . . . . .          --                413          55,516           62,192
  Amortization of deferred expenses. . . . . . . . . . .         46,187          44,112         131,479          130,428
  Management fees to corporate
    general partner (note 4) . . . . . . . . . . . . . .          9,505           9,505          28,516           28,516
  General and administrative . . . . . . . . . . . . . .         57,797          36,482         166,330          115,400
                                                            -----------      ----------     -----------      -----------
                                                                961,077         922,345       2,899,852        3,012,568
                                                            -----------      ----------     -----------      -----------
       Operating earnings (loss) . . . . . . . . . . . .         76,182          79,370         193,298          (28,811)
Partnership's share of operations
  of unconsolidated ventures
  (notes 1, 3 and 5) . . . . . . . . . . . . . . . . . .        (47,426)         (5,814)        (97,410)         (58,313)
Venture partner's share of
  venture's operations . . . . . . . . . . . . . . . . .         (1,603)         (1,298)         (4,554)          (3,611)
                                                            -----------      ----------     -----------      -----------
       Net earnings (loss) . . . . . . . . . . . . . . .    $    27,153          72,258          91,334          (90,735)
                                                            ===========      ==========     ===========      ===========

                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30                      SEPTEMBER 30
                                                             --------------------------       --------------------------
                                                                1995            1994            1995            1994
                                                            -----------      ----------     -----------      -----------

       Net earnings (loss) per
         limited partnership
         interest (note 1) . . . . . . . . . . . . . . .    $       .76            2.02            2.56            (2.55)
                                                            ===========      ==========     ===========      ===========
       Cash distributions per
         limited partnership
         interest (note 1) . . . . . . . . . . . . . . .    $      4.00            4.00           12.00           162.00
                                                            ===========      ==========     ===========      ===========


























                                See accompanying notes to consolidated financial statements.

                                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                         (UNAUDITED)
                                                                                              1995               1994
                                                                                          ------------      ------------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     91,334           (90,735)
  Items not requiring (providing) cash or cash equivalents:
      Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         532,357           593,440
      Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . .         131,479           130,428
      Partnership's share of operations of
        unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . .          97,410            58,313
      Venture partner's share of venture's
        operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,554             3,611
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . . . .         (17,936)          119,207
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (15,705)           (1,262)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (91,954)          (87,600)
    Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          35,532            32,115
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          41,434            24,010
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,169            (1,155)
    Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (336,414)          (27,233)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          32,697            34,332
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (54,612)           11,328
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,642            14,475
                                                                                          ------------       -----------
          Net cash provided by operating activities. . . . . . . . . . . . . . . . . .         464,987           813,274
                                                                                          ------------       -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,691,722)        4,989,562
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . .            (140)         (183,870)
  Purchase price adjustment (note 3(d)). . . . . . . . . . . . . . . . . . . . . . . .           --               33,210
  Partnership's distributions from
    unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          23,368         1,148,273
  Partnership's contributions to
    unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (994)            --
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (77,084)          (87,163)
                                                                                          ------------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,746,572)        5,900,012
                                                                                          ------------       -----------

                                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                              1995               1994
                                                                                          ------------      ------------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        (215,253)         (197,287)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . .        (410,612)       (5,543,653)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . . . .        (200,334)           (1,383)
                                                                                          ------------       -----------

          Net cash used in financing activities. . . . . . . . . . . . . . . . . . . .        (826,199)       (5,742,323)
                                                                                          ------------       -----------
          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,107,784)          970,963

          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,943,718           583,134
                                                                                          ------------       -----------

          Cash and cash equivalents,
            end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  2,835,934         1,554,097
                                                                                          ============       ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . .    $  1,091,733         1,108,030
                                                                                          ============       ===========
  Non-cash investing and financing activities. . . . . . . . . . . . . . . . . . . . .    $      --                --
                                                                                          ============       ===========













                                See accompanying notes to consolidated financial statements.

                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 1995 AND 1994

                                    (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1994 which are included in the Partnership's 1994 Annual Report on Form 10-K (File No. 0-17708) filed on March 25, 1995, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF ACCOUNTING

      The accompanying consolidated financial statements include the accounts of the Partnership and one of its ventures, JMB/Warehouse Associates Limited Partnership (JMB/Warehouse) (note 3(d)). The effect of all transactions between the Partnership and its consolidated venture has been eliminated. The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's interest in JMB/Hahn PDTC Associates, L.P. (Palm Desert). The Partnership, through JMB/Warner, sold its interest in the Blue Cross Building in November 1993 (note 3(b)).

      The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the venture described above. Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the nine months ended September 30:

                                    1995                        1994
                        ------------------------     -----------------------
                        GAAP BASIS     TAX BASIS     GAAP BASIS    TAX BASIS
                       -----------     ---------     ----------    ---------

Net earnings
 (loss). . . . . . . .     $91,334       180,025        (90,735)     357,265
Net earnings
 (loss) per
 limited
 partnership
 interest. . . . . . .     $  2.56          5.05          (2.55)       10.02
                           =======      ========       ========     ========

     The net earnings (loss) per limited partnership interest is based upon the limited partnership interests outstanding at the end of each period (34,220.16336). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial statement and Federal income tax purposes.

     Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months

                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


or less ($1,593,942 and $1,784,317 at September 30, 1995 and December 31, 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets to be held and used (primarily its consolidated investments in land, buildings and improvements) whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value. Any long-lived assets identified "to be disposed of" would no longer be depreciated but adjustments for impairment loss would be made in each period as necessary to report those assets at the lower of historical cost and fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property.

     The amount of any impairment loss recognized by the Partnership under its current accounting policy has been limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     The Partnership expects to adopt SFAS 121 no later than the first quarter of 1996. Although the Partnership has not fully completed its assessment of the impact of adopting SFAS 121, it is not anticipated that any significant additional provisions for value impairment would be required for the properties owned by the Partnership and its consolidated ventures, or by the Partnership's unconsolidated ventures, in or prior to the first quarter of 1996. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings in a period in which an impairment is recorded, there would be no impact on cash flows.

Further, any such impairment loss would not be recognized for Federal income tax purposes.

     Due to the uncertainty of the Partnership's ability to recover the net carrying value of the 18 Central Shopping Center through future operations or sale, the Partnership made a provision for value impairment on such investment property of $2,638,820. Such provision at December 31, 1994 was recorded to reduce the carrying value of the investment property to the then outstanding balance of the non-recourse debt.

                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership has acquired, either directly or through joint ventures, two shopping centers, an office complex and five industrial properties. During 1993, the Partnership through JMB/Warner sold its interest in the Blue Cross Building. All of the properties owned at September 30, 1995 were in operation.

     The investment properties are pledged as security for the long-term debt, for which there is no recourse to the Partnership.

     (b)  18 Central Shopping Center

     In July 1989, the Partnership acquired an existing shopping center in East Brunswick, New Jersey known as 18 Central Shopping Center.

     The Partnership acquired the shopping center for a purchase price of $14,750,000, including the assumption of a first mortgage loan of $10,500,000. The total cash investment of the Partnership (exclusive of acquisition fees and expenses) was $4,355,000 including a transfer fee paid to the mortgage lender and the holdback of $750,000, which is described more fully below.

     The mortgage loan secured by the 18 Central Shopping Center bore interest at a rate of 10.2% per annum through its maturity on December 1, 1992. In March 1993, the Partnership modified and extended the mortgage note to December 1, 1997, at which time the outstanding principal balance together with all accrued interest will be due and payable. In addition, the modification also provides the lender with additional interest equal to 50% of the "net sales proceeds" or "net appraised proceeds" (each as defined) of the property, subject to a minimum amount of $250,000 (or, if less, 100% of the "net sales proceeds" or "net appraised proceeds") and a maximum amount of $450,000 of additional interest, $250,000 of which has been reflected as other liabilities in the accompanying consolidated financial statements. The Partnership will also be required to pay a loan extension fee of $52,500, payable at maturity or prepayment of the loan, which has also been reflected as other liabilities in the accompanying consolidated financial statements. In connection with the loan modification and extension, commencing in 1994 the Partnership is required to deposit quarterly 95% of the "net cash flow" (as defined) from the property, up to $750,000, and 47.5% in excess of such amount in a collateral account to be used for the payment of tenant improvement costs, leasing commissions, other capital expenditures and operating deficits (as of the date of this report, $92,970 was deposited and no amounts have been funded from this account).

     An affiliate of the General Partners manages the property for a fee equal to 4% of base and percentage rents from the property.

                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at September 30, 1995 is party to one joint venture agreement (Palm Desert) with Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), sponsored by the Corporate General Partner and an affiliate of the seller of the joint venture interest, and one joint venture agreement with an unaffiliated venture partner. In addition, the Partnership was a party to a joint venture agreement with Carlyle-XVI for JMB/Warner, which sold its interest in its property in November 1993 and was terminated (note 3(b)). Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the ventures. The Partnership at September 30, 1995 owns, through the above ventures, interests in one regional shopping mall and five industrial properties which are described below.

     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     (b)  JMB/Warner

     In December 1987, the Partnership, through JMB/Warner acquired an interest in the Blue Cross Building. On November 2, 1993, JMB/Warner sold the Blue Cross Building to an unaffiliated purchaser for a sales price of $76,909,292, of which the Partnership's share was $19,847,559. The Partnership's share of net cash proceeds (before costs of sale and after consideration of the prorations) was approximately $6,203,000, all of which had been received by June 1994.

     (c)  Palm Desert

     In December 1988, the Partnership, Carlyle-XVI and an affiliate of the seller acquired through Palm Desert an interest in an existing, enclosed regional shopping center known as Palm Desert Town Center in Palm Desert, California and a leasehold interest in the underlying land.

     The Partnership and Carlyle-XVI acquired their interests in Palm Desert, subject to a first mortgage loan with an outstanding principal balance of approximately $43,500,000, for an initial aggregate contribution of approximately $17,400,000, all of which was paid in cash at closing, of which the Partnership's share was approximately $2,475,000. The Partnership's and Carlyle-XVI's initial aggregate contributions were used to make the distribution to the joint venture partner described below and to pay a portion of the closing costs. The joint venture partner was obligated to make and has made contributions to Palm Desert through December 1994 to pay any operating deficits and to pay a portion of the returns to the Partnership and Carlyle-XVI. Amounts required to pay the cost of tenant improvements and allowances and other capital expenditures, as well as any operating deficits of Palm Desert after December 1994, have been and are expected to be contributed in the future to Palm Desert 25% by the joint venture partner and 75% by the Partnership and Carlyle-XVI in the aggregate. Reference is made to Note 3(c) of Notes to Consolidated Financial Statements contained in the Partnership's 1994 report on Form 10-K for further information concerning the joint venture agreement.

                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The shopping center is being managed pursuant to a long-term agreement with an affiliate of the joint venture partner. The manager is paid a fee equal to 3% of the base and percentage rents collected under tenant leases, increasing to 4% of the base and percentage rents for those years that the Partnership and Carlyle-XVI have received their current cash return and all of their cumulative preferred return for current and previous periods. In addition, under the terms of the management agreement, the manager or an affiliate will be entitled to receive compensation for leasing services.

     (d)  JMB/Warehouse

     On January 21, 1992, the Partnership and an unaffiliated entity formed JMB/Warehouse to acquire and operate certain industrial properties located in Houston, Texas. The Partnership, as sole general partner, has a 99% interest in JMB/Warehouse. The unaffiliated venture partner ("Warehouse"), as a limited partner, has a 1% interest in JMB/Warehouse.

     On January 21, 1992, JMB/Warehouse purchased Minimax #2, Minimax #3, 1801 West Belt and Pine Forest #17 (the "Houston Properties") for an aggregate purchase price, excluding closing costs, of $9,182,830, of which $2,394,728 was paid, in cash, at closing. In February 1993, JMB/Warehouse purchased Silber #1, for a purchase price, excluding closing costs, of $3,000,000 of which $2,000,000 was paid, in cash, at closing. In addition, JMB/Warehouse expects to spend up to $874,000, in the aggregate, for certain physical improvements and other capital costs relating to the Houston Properties and Silber #1 which were identified at the time of purchase. As of September 30, 1995, approximately $710,000 of such amounts have been spent. JMB/Warehouse's aggregate cash investment in Silber #1 is approximately $2,190,000 of which the Partnership's share is approximately $2,168,000. The balance of the purchase price for the Houston Properties was represented in part by three JMB/Warehouse non-recourse purchase money notes that are secured, individually, by Minimax #2, Minimax #3 and 1801 West Belt in the aggregate amount of $4,400,057. JMB/Warehouse also assumed the existing mortgage secured by Pine Forest #17, which had an outstanding loan balance of $2,388,045 at closing. A portion of Silber #1's purchase price was funded by a $1,000,000 first mortgage note bearing interest at a rate of 8.75% per annum. In July 1993, JMB/Warehouse prepaid principal of $101,736, $141,321 and $152,802 on the Minimax #2, Minimax #3 and 1801 West Belt purchase money notes, respectively. Consequently, JMB/Warehouse's aggregate cash investment in the Houston Properties is approximately $3,475,000, excluding certain acquisition and closing costs, of which the Partnership's share is approximately $3,440,000.

     The seller of Minimax #2, Minimax #3, 1801 West Belt and Silber #1 has provided JMB/Warehouse with a rent guarantee for five tenant spaces with an aggregate building area of approximately 146,318 square feet. Under the rent guarantee, the seller remitted monthly rent guarantee payments, as defined, to JMB/Warehouse for vacant space covered by the rent guarantee through the earlier of (i) January 21, 1995; or (ii) the date at which rent commences for a lease for such space. As of February 1994, the Partnership leased all of the space related to the rent guarantee. Therefore, JMB/Warehouse did not receive rent guarantee payments for any subsequent period. Rent guarantee payments received ($141,070 through December 31, 1993 and an additional $33,210 received in June 1994) have been used to reduce the original purchase price on these properties.

     The properties are managed under an agreement pursuant to which the manager manages the properties, collects all receipts from operations and, to the extent available from such receipts, pays all expenses of the properties for a fee of 3% of gross receipts from the properties.

                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(4)  TRANSACTIONS WITH AFFILIATES

     Pursuant to the terms of the Partnership Agreement, the General Partners deferred their share of net cash flow of the Partnership due to them over a five-year period ending December 1994, to the receipt by the Holders of Interests of a 5% per annum cumulative non-compounded return on their Current Capital Accounts (as defined) through such five-year period. These deferred amounts consisted of the Corporate General Partner's management fees and the remainder representing the General Partners' distributive share of net cash flow. In April 1995, the Partnership paid the cumulative combined amount of such deferred distributions and management fees which aggregated $188,948 and $314,876, respectively, to the General Partners. All amounts deferred did not bear interest and were paid in full.

     Certain of the Partnership's properties are managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets is acting as the property manager of the Houston Properties after the sale on the same terms that existed prior to the sale.

     Fees, commissions and other expenses required to be paid by the Partnership (and its consolidated ventures) to the General Partners and their affiliates as of September 30, 1995 and for the nine months ended September 30, 1995 and 1994 are as follows:

                                                                     Unpaid at
                                                                   September 30,
                                          1995          1994           1995
                                        --------      -------      -------------
Property management fees . . . . .      $ 64,330      103,906            --
Management fees to
 corporate general partner . . . .        28,515       28,517            --
Insurance commissions. . . . . . .         2,959         --              --
Reimbursement (at cost)
 for out-of-pocket
 expenses and salaries
 and salary-related
 expenses. . . . . . . . . . . . .        54,148       48,977            --
                                        --------      -------        ---------

                                        $149,952      181,400            --
                                        ========      =======        =========

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries (and salary related expenses) of their officers and employees and direct expenses of the Corporate General Partner and its affiliates relating to the administration of the Partnership and operation of the Partnership's properties. Such costs related to the administration of the Partnership were $54,079 and $96,962 for the nine months ended September 30, 1995 and the twelve months ended December 31, 1994, respectively, all of which were paid as of September 30, 1995.

                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


     The Corporate General Partner of the Partnership has determined to use independent third-parties to perform certain administrative services beginning in the fourth quarter of 1995. Use of such third-parties, is not expected to have a material effect on the operations of the Partnership.


(5) INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary financial information for Palm Desert for the nine months ended September 30, 1995 and 1994 is as follows:


                                                   1995             1994
                                               -----------      -----------

          Total income . . . . . . . .         $ 8,066,689        7,665,842

          Expenses applicable
            to operating income. . . .           9,254,781        8,812,539
                                               -----------      -----------
          Net earnings (loss). . . . .         $(1,188,092)      (1,146,697)
                                               ===========      ===========
          Partnership's share
            of earnings (loss) . . . .         $   (97,410)         (58,313)
                                               ===========      ===========


(6)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At September 30, 1995, the Partnership and its consolidated venture had cash and cash equivalents of approximately $2,836,000. Such cash and cash equivalents and short-term investments of approximately $2,088,000 are available for distributions to partners, capital improvements including certain capital and major repair projects to be completed over the next few years at the 18 Central Shopping Center, and working capital requirements. The Partnership and its consolidated venture have currently budgeted in 1995 approximately $278,000 for tenant improvements and other capital expenditures, including leasing costs at 18 Central Shopping Center as described below. The Partnership's share of such items, including its share of such items for its unconsolidated venture, in 1995 is currently budgeted to be approximately $364,000. These amounts are lower than originally estimated due to deferred projects at 18 Central Shopping Center. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions in addition to current cash and short-term investments, is expected to be through cash generated by the Partnership's investment properties, and from the sale and refinancing of the Partnership's remaining investment properties. Because the cash flow from the Blue Cross Building was a significant portion of the Partnership's total operating cash flow, beginning in 1994, distributions from operations were reduced. Pursuant to the Partnership Agreement, the General Partners deferred over a five-year period their share of net cash flow and management fees of the Partnership to the receipt by Holders of Interest of a specified return through December 1994. The cumulative amount of such deferrals was $503,824 and was paid in full in April 1995. Beginning in 1995, the General Partners are receiving partnership management fees and distributions of net cash generated from operations on a current basis. Reference is made to Note 4.

     The borrowings of the Partnership and its ventures consist of separate non-recourse mortgage loans secured by the investment properties individually and are not obligations of the entire investment portfolio. For any particular investment property that is incurring deficits or for which the existing financing has matured, the Partnership or its ventures may seek a modification or refinancing of the existing indebtedness and, in the absence of a satisfactory debt modification or refinancing, may decide, in light of the then existing and expected future market conditions for such investment property, not to commit additional funds to such investment property. This would result in the Partnership no longer having an ownership interest in such property and generally would result in gain to the Partnership for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     The Partnership received through December 1994 preferred returns of annual cash flow with respect to the Palm Desert Town Center investment property through contributions from its unaffiliated joint venture partner.

Since the preferred return period has expired, the Partnership's share of cash flow is dependent upon to the operations of the property.

     In December 1992, the mortgage loan, secured by the 18 Central Shopping Center became due and payable. In March 1993, the Partnership modified and extended the loan to December 1997. In connection with the loan modification and extension, commencing in 1994 the Partnership is required to deposit 95% of the "net cash flow" (as defined) from the property up to $750,000 and 47.5% in excess of such amount in a collateral account to be used for the payment of tenant improvement costs, leasing commissions, other capital expenditures and operating deficits (as of the date of this report $92,970 was deposited). Reference is made to Note 2(b). In addition, the property requires certain capital and tenant improvement projects, to be completed over the next several years. These costs, which are estimated to be approximately $200,000, are currently budgeted to be paid out of the Partnership's working capital and cash flow from other investment properties. Due to the uncertainty of the Partnership's ability to recover the net carrying value of the 18 Central Shopping Center through future operations or sale, the Partnership made a provision for value impairment on such investment property of $2,638,820. Such provision at December 31, 1994 was recorded to reduce the carrying value of the investment property to the then outstanding balance of the related non-recourse debt. Reference is made to Note 1. In 1997 tenant leases representing approximately 33,000 square feet (approximately 38% of the building) expire. Not all of these leases are expected to renew.

     During 1995, the Partnership negotiated a five year lease extension on approximately 59,000 square feet (approximately 9% of the building) for a major tenant at the Houston Properties. Previously, the tenant had three leases which expired at various dates in 1996. The new five year leases commence at the various expirations and expire at various dates in 2001. The rental rate achieved under these extensions is less than the rate under the current leases.

     While real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's philosophy and approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are much more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio.

As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited.

     As previously reported, the Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. After reviewing the remaining properties and their competitive marketplace, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of the remaining assets as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999, (sooner if the properties are sold or disposed of in the nearer term) barring unforeseen economic developments. Although the Partnership expects to distribute sale proceeds from the disposition of the Partnership's remaining assets, without a dramatic improvement in market conditions, Limited Partners will receive significantly less than their original investment. In an effort to reduce the Partnership's administrative expenses, the Partnership has elected to change to a semi-annual distribution from operations beginning with the third quarter of 1995.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents and the corresponding increase in short-term investments at September 30, 1995 as compared to December 31, 1994 is due primarily to the majority of the Partnership's investments in U.S. Government obligations being classified as cash equivalents at December 31, 1994 as compared to the Partnership's holdings being primarily classified as short-term investments at September 30, 1995.

The aggregate decrease in cash and cash equivalents and short-term investments is primarily due to the payment of deferred partnership management fees and distributions to the General Partners. (Reference is made to Notes 1 and 4).

     The increase in interest, rents and other receivables at September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of receipt of interest related to the Partnership's U.S. Government obligations.

     The increase in prepaid expenses at September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of insurance premiums at the 18 Central Shopping Center.

     The increase in escrow deposits at September 30, 1995 as compared to December 31, 1994 is primarily due to the Partnership funding the quarterly cash flow deposit at the 18 Central Shopping Center as required by the mortgage loan extension agreement. (Reference is made to Note 2).

     The decrease in investment in unconsolidated venture, at equity at September 30, 1995 as compared to December 31, 1994 is primarily due to operating losses at the Palm Desert investment property.

     The decrease in deferred expenses at September 30, 1995 as compared to December 31, 1994 is primarily due to the amortization of loan costs at the 18 Central Shopping Center.

     The decrease in the balance of accrued rents receivable at September 30, 1995 as compared to December 31, 1994 is primarily due to the Partnership accruing rental income for certain major tenant leases at certain investment properties over the full period of occupancy rather than as due per the terms of their respective leases.

     The increase in accounts payable at September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of expenses at the Houston Properties.

     The decrease in amounts due to affiliates at September 30, 1995 as compared to December 31, 1994 is primarily due to the payment of deferred management fees to the corporate general partner. (Reference is made to Note 4).

     The decrease in accrued real estate taxes at September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of real estate tax payments at the Houston Properties.

     The increase in interest income for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to an increase in 1995 in the average daily balance of U.S. Government obligations and an increase in 1995 in the average interest rate earned on funds invested.

     The decrease in depreciation expense for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to the $2,638,820 provision for value impairment recorded in 1994 for the 18 Central Shopping Center to reduce the net carrying value to the then outstanding balance of the related non-recourse financing. (Reference is made to Note 1).

     The decrease in property operating expenses for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 is primarily due to snow removal and roof repair expenses incurred at the 18 Central Shopping Center in 1994 due to the severe winter weather.

     The increases in general and administrative expenses for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 are attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates. Reference is made to Note 4.

     The decrease in Partnership's share of operations of unconsolidated venture for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to the Partnership's venture partner at Palm Desert Shopping Center completing its obligation to fund deficits resulting in a change in the profit and loss allocations commencing in 1995. (Reference is made to Notes 3 and 5.)

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                          OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:

                                                               1994                                  1995
                                            --------------------------------------        ------------------------------
                                           At          At          At          At       At        At       At        At
                                          3/31        6/30        9/30       12/31     3/31      6/30     9/30     12/31
                                          ----        ----        ----       -----     ----      ----    -----     -----
1.  Palm Desert Town Center
     Palm Desert, California . . . . .     97%         95%         96%         97%      97%       96%      93%

2.  18 Central Shopping Center
     East Brunswick, New Jersey. . . .     88%         93%         93%         91%      91%       82%      82%

3.  Minimax #2,
     Houston, Texas (a). . . . . . . .    100%        100%        100%        100%     100%      100%     100%

4.  Minimax #3,
     Houston, Texas (a). . . . . . . .    100%         91%        100%        100%     100%      100%     100%

5.  1801 West Belt
     Houston, Texas (a). . . . . . . .    100%        100%        100%        100%     100%      100%     100%

6.  Pine Forest #17
     Houston, Texas. . . . . . . . . .    100%        100%        100%        100%     100%      100%     100%

7.  Silber #1
     Houston, Texas (a). . . . . . . .    100%        100%        100%        100%     100%      100%     100%

--------------------

     (a)  This investment property has been 100% leased through February 1994 pursuant to the rent guarantee agreement entered into in connection with the Partnership's acquisition of the property.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits.

            4-A.      The Amended and Restated Agreement of Limited
Partnership set forth as Exhibit A to the Prospectus and the Assignment Agreement set forth as Exhibit B to the Prospectus, copies of which are hereby incorporated by reference to Exhibit 3 and Exhibit 4-A to the Partnership's report on Form 10-K for December 31, 1992 (File No. 0-17708) dated March 19, 1993.

            4-B.
            through
            4-D.      Copies of documents relating to certain purchase money
notes secured by Minimax 2, Minimax 3 and 1801 West Belt are hereby incorporated by reference to Exhibits 4-B through 4-D to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-17708) dated March
19, 1993.

            4-E.      Copy of documents relating to the mortgage loan
secured by Pine Forest #17 are hereby incorporated by reference to Exhibit 4-E to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-17708) dated March 19, 1993.

            4-F.      Copy of document relating to the conditional consent
letter agreement secured by the 18 Central Shopping Center are hereby incorporated by reference to Exhibit 4-F to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-17708) dated March 19, 1993.

            4-G.      Copy of documents relating to mortgage loan secured by
Silber #1 is hereby incorporated by reference to Exhibit 4-G to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-17708) dated March 25, 1994.

            4-H.      Copy of document relating to the modification of the
mortgage loan secured by 18 Central Shopping Center is hereby incorporated by reference to Exhibit 4-H to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-17708) dated March 25, 1994.

            10-A.     Copy of Agreement together with certain documents
relating to purchase of an interest in Palm Desert Town Center, Palm Desert, California is hereby incorporated herein by reference to Post-Effective Amendment No. 4 to the Partnership's Registration Statement on Form S-11 (File No. 33-9607) dated February 28, 1989.

            10-B.     Copy of Agreement together with certain documents
relating to the purchase of the 18 Central Shopping Center, East Brunswick, New Jersey is hereby incorporated herein by reference to Post-Effective Amendment No. 7 to the Partnership's Registration Statement on Form S-11 (File No. 33-9607) dated July 31, 1989.

            10-C.     Copy of Purchase and Sale Agreement together with the
Lease Guarantee Agreement for Minimax 2, Minimax 3 and 1801 West Belt are hereby incorporated by reference to Exhibit 10-C to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-17708) dated March 19, 1993.

            10-D.     Copy of Purchase and Sale Agreement for the
acquisition of Pine Forest #17 is hereby incorporated by reference to
Exhibit 10-D to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-17708) dated March 19, 1993.

            10-E.     Copies of Limited Partnership Agreement and Formation
of Partnership Agreement relating to JMB/Warehouse Associates are hereby incorporated by reference to Exhibit 10-E to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-17708) dated March 19, 1993.

            10-F.     Copy of Purchase and Sale Agreement for the
acquisition of Silber #1 is hereby incorporated by reference to Exhibit 10-G to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-17708) dated March 25, 1994.

            27.       Financial Data Schedule


     (b) The following reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report.

                          None


                                    SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII

                   BY:    JMB Realty Corporation
                          (Corporate General Partner)




                          By:    GAILEN J. HULL
                                 Gailen J. Hull, Senior Vice President
                          Date:  November 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                          Date:  November 9, 1995