Form 10-K
period 1995-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XVII
filed 1996-03-29
CIK 804214

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1995                 Commission file number 0-17708



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



Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
Title of each class                            which registered
-------------------                    -------------------------------

        None                                             None



Securities registered pursuant to Section 12(g) of the Act:

                        LIMITED PARTNERSHIP INTEREST
                       AND ASSIGNEE INTERESTS THEREIN
                              (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference:  None



                              TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.       Business. . . . . . . . . . . . . . . . . . . .   1

Item 2.       Properties. . . . . . . . . . . . . . . . . . .   5

Item 3.       Legal Proceedings . . . . . . . . . . . . . . .   7

Item 4.       Submission of Matters to a
              Vote of Security Holders. . . . . . . . . . . .   7


PART II

Item 5.       Market for the Partnership's
              Limited Partnership Interests and
              Related Security Holder Matters . . . . . . . .   7

Item 6.       Selected Financial Data . . . . . . . . . . . .   8

Item 7.       Management's Discussion and Analysis
              of Financial Condition and
              Results of Operations . . . . . . . . . . . . .  12

Item 8.       Financial Statements and
              Supplementary Data. . . . . . . . . . . . . . .  16

Item 9.       Changes in and Disagreements
              with Accountants on Accounting and
              Financial Disclosure. . . . . . . . . . . . . .  59


PART III

Item 10.      Director and Executive Officers . . . . . . . .  59

Item 11.      Executive Compensation. . . . . . . . . . . . .  62

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management. . . . . . . .  63

Item 13.      Certain Relationships and
              Related Transactions. . . . . . . . . . . . . .  64


PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K . . . . . . . . . . . .  64


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . .  66











                                      i


                                   PART I


ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     The registrant, Carlyle Real Estate Limited Partnership-XVII (the "Partnership"), is a limited partnership formed October 9, 1986 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in income-producing commercial and residential real property. On February 9, 1988, the Partnership commenced an offering to the public of $100,000,000 (subject to increase by up to $100,000,000) of Limited Partnership Interests (and assignee interests therein) ("Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (No. 33-9607). A total of 34,215.16336 Interests were sold to the public at $1,000 per Interest. The holders of 22,501.15 Interests were admitted to the Partnership in 1988 and the holders of 11,714.01336 Interests were admitted to the Partnership in 1989. The offering closed on December 29, 1989 (extended from its originally scheduled termination date of April 30, 1989). Subsequent to admittance to the Partnership, no Holder of Interest (hereinafter, a "Holder" or "Holder of Interest(s)") has made any additional capital contribution after such date. The Holders of Interests of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real property investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2037. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the marketplaces in which the portfolio operates and real estate markets in general are in a recovery mode. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments. (Reference is also made to Note 1.)

     The Partnership has made the real property investments set forth in the following table:




                                                         SALE OR DISPOSITION
                                                           DATE OR IF OWNED
                                                         AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                        DATE OF      ORIGINAL INVESTED
    AND LOCATION (e)              SIZE       PURCHASE   CAPITAL PERCENTAGE (a)        TYPE OF OWNERSHIP
----------------------         ----------    --------   ----------------------        ---------------------
1. Blue Cross Building
    office building
    Woodland Hills
    (Los Angeles),
    California. . . . .         421,716      12/18/87           11/2/93               fee ownership of land
                                 sq.ft.                                               and improvements
                                 n.r.a.                                               (through a joint
                                                                                      venture partnership)
                                                                                      (c)(g)
2. Palm Desert Town
    Center
    shopping center
    Palm Desert,
    California. . . . .         373,000      12/23/88             13%                 fee ownership of
                                 sq.ft.                                               improvements and
                                 g.l.a.                                               ground leasehold
                                                                                      interest (through joint
                                                                                      venture partnership)
                                                                                      (c)(d)
3.  18 Central
     Shopping Center
     East Brunswick,
     New Jersey . . . .          85,772       7/27/89             20%                 fee ownership of land
                                 sq.ft.                                               and improvements (b)(f)
                                 g.l.a.
4.  Minimax 2
     Industrial Property
     Houston, Texas . .          91,156       1/21/92             3%                  fee ownership of land
                                 sq.ft.                                               and improvements
                                 n.r.a.                                               (through a joint
                                                                                      venture partnership)
                                                                                      (b)(c)
5.  Minimax 3 Industrial
     Property
     Houston, Texas . .         128,270       1/21/92             3%                  fee ownership of land
                                 sq.ft.                                               and improvements
                                 n.r.a.                                               (through a joint
                                                                                      venture partnership)
                                                                                      (b)(c)



                                                         SALE OR DISPOSITION
                                                           DATE OR IF OWNED
                                                         AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                        DATE OF      ORIGINAL INVESTED
    AND LOCATION (e)              SIZE       PURCHASE   CAPITAL PERCENTAGE (a)        TYPE OF OWNERSHIP
----------------------         ----------    --------   ----------------------        ---------------------

6.  1801 West Belt
     Industrial Property
     Houston, Texas . .         110,621       1/21/92             3%                  fee ownership of land
                                 sq.ft.                                               and improvements
                                 n.r.a.                                               (through a joint
                                                                                      venture partnership)
                                                                                      (b)(c)
7.  Pine Forest #17
     Industrial Property
     Houston, Texas . .         170,558       1/21/92             5%                  fee ownership of land
                                 sq.ft.                                               and improvements
                                 n.r.a.                                               (through a joint
                                                                                      venture partnership)
                                                                                      (b)(c)
8.  Silber #1 Industrial
     Property
     Houston, Texas . .         184,500       2/26/93             11%                 fee ownership of land
                                 sq.ft.                                               and improvements
                                 n.r.a.                                               (through a joint
                                                                                      venture partnership)
                                                                                      (b)(c)


---------------

      (a) The computation of this percentage for properties held at December 31, 1995 does not include amounts invested from sources other than the original net proceeds of the public offering as described below and in
Item 7.

      (b) Reference is made to Note 4 and Schedule III filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by certain of the Partnership's real property investments.

      (c) Reference is made to Note 3 for a description of the joint venture partnership or partnerships through which the Partnership has made this real property investment.

      (d) Reference is made to Note 3(c) for a description of the leasehold interest, under a ground lease, in the land on which this real property investment is situated.

      (e) Reference is made to Item 8 - Schedule III to the Consolidated Financial Statements and to the Financial Statements of JMB/Hahn PDTC Associates filed with this annual report for further information concerning real estate taxes and depreciation.

      (f) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

      (g) This property has been sold. Reference is made to Note 3(b) for a description of the sale of such property.



     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned or advised by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in their markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1995 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     Reference is made to Note 6 and to Note 4 of the Financial Statements of JMB/Hahn PDTC Associates for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the properties owned by the Partnership or its ventures as of December 31, 1995.

     The Partnership has no employees other than personnel performing on-site duties at certain of the Partnership's properties, none of whom are officers or directors of the Corporate General Partner of the Partnership.

     The terms of transactions between the Partnership and the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The Partnership owns directly or through joint venture partnerships, the property or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1995 and 1994 for the Partnership's investment properties owned during fiscal year 1995:


                                                                 1994                        1995
                                                       -------------------------   -------------------------
                                                        At     At     At     At     At     At     At     At
                                 Principal Business    3/31   6/30   9/30  12/31   3/31   6/30   9/30  12/31
                                 ------------------    ----   ----   ----  -----   ----   ----  -----  -----
1. Palm Desert Town
   Center
   Palm Desert,
   California . . . . . . . . .  Retail                 97%    95%    96%    97%    97%    96%    93%    93%

2. 18 Central Shopping
    Center
    East Brunswick,
    New Jersey. . . . . . . . .  Retail                 88%    93%    93%    91%    91%    82%    82%    91%

3. Minimax 2,
    Houston, Texas (a). . . . .  Warehouse             100%   100%   100%   100%   100%   100%   100%   100%

4. Minimax 3,
    Houston, Texas (a). . . . .  Warehouse             100%    91%   100%   100%   100%   100%   100%   100%

5. 1801 West Belt
    Houston, Texas (a). . . . .  Warehouse             100%   100%   100%   100%   100%   100%   100%   100%

6. Pine Forest #17
    Houston, Texas. . . . . . .  Warehouse             100%   100%   100%   100%   100%   100%   100%   100%

7. Silber #1
    Houston, Texas(a) . . . . .  Warehouse             100%   100%   100%   100%   100%   100%   100%   100%

----------

     Reference is made to Item 6, Item 7 and Note 6 for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     (a)  This investment property was 100% leased through February 1994 pursuant to the rent guarantee agreement entered into in connection with the Partnership's acquisition of the property, as discussed in Note 3.



ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1994 and 1995.


                                   PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTEREST
           AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1995, there were 8,886 record Holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transactions, will be subject to negotiations by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Limited Partners.

     Reference is made to Note 5 for a discussion of the provisions of the Partnership Agreement relating to cash distributions.


ITEM 6.  SELECTED FINANCIAL DATA
                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                   DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991
                                   (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                 1995            1994           1993           1992          1991
                             ------------    -----------    -----------    -----------   -----------
Total income. . . . . . . .  $  4,251,580      4,061,678      3,987,191      3,558,865     2,410,615
                             ============    ===========    ===========    ===========   ===========
Operating earnings (loss) .  $    250,822     (2,575,727)       102,245         22,815       209,180
Partnership's share of
 operations of uncon-
 solidated ventures . . . .      (137,178)       (61,913)       382,515        (29,847)     (297,694)
Venture partners'
 share of ventures'
 operations . . . . . . . .        (6,209)        (4,623)        (1,979)        (2,135)        --
                             ------------    -----------    -----------    -----------   -----------
Net operating
 earnings (loss). . . . . .       107,435     (2,642,263)       482,781         (9,167)      (88,514)
Partnership's share
 of gain on sale of
 investment property
 of unconsolidated
 venture. . . . . . . . . .         --             --           261,656          --            --
                             ------------    -----------    -----------    -----------   -----------
Net earnings (loss) . . . .  $    107,435     (2,642,263)       744,437         (9,167)      (88,514)
                             ============    ===========    ===========    ===========   ===========
Net earnings (loss)
 per Interest (b):
  Net operating
   earnings (loss). . . . .   $      3.01         (74.12)         13.55           (.26)        (2.48)
  Partnership's share
   of gain on sale of
   investment property
   of unconsolidated
   venture. . . . . . . . .         --             --              7.57          --            --
                             ------------    -----------    -----------    -----------   -----------
                             $       3.01         (74.12)         21.12           (.26)        (2.48)
                             ============    ===========    ===========    ===========   ===========
Total assets. . . . . . . .  $ 28,739,912     30,077,627     38,601,350     38,559,085    32,333,625
Long-term debt. . . . . . .  $ 16,895,434     17,219,023     17,509,219      6,679,611       --
Cash distributions
 per Interest (c) . . . . .  $      20.00         166.00          30.00          30.00         30.00
                             ============    ===========    ===========    ===========   ===========


-------------

      (a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

      (b) The net earnings (loss) per Interest is based upon the limited partnership interests outstanding at the end of each period (34,220.16336).

      (c) Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership. Accordingly, cash distributions to the Limited Partners subsequent to the close of the public offering have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.




SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1995



Property
--------

18 Central
Shopping Center     a)    The gross leasable area ("GLA") rate
                          and average base rent per square foot
                          as of December 31 for each of the
                          last five years were as follows:

                                                       GLA              Avg. Base Rent Per
                           December 31,           Occupancy Rate        Square Foot (1)
                           ------------           --------------        ------------------

                                 1991 . . . . .         80%                 21.49
                                 1992 . . . . .         60%                 24.19
                                 1993 . . . . .         88%                 16.41
                                 1994 . . . . .         91%                 16.16
                                 1995 . . . . .         91%                 16.23

                                 (1)  Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                    Base Rent  Scheduled Lease  Lease
                    b)      Significant Tenants        Square Feet  Per Annum  Expiration Date  Renewal Option(s)
                            -------------------        -----------  ---------  ---------------  -----------------
                            The Wiz                    14,844       $341,412   July, 1997       N/A
                            (Electronics Store)

                            Barnes & Noble             10,000       195,000    May, 1997        N/A
                            (Book Store)

                            The Gap                    9,504        152,367    January, 2008    N/A
                            (Clothing Store)

                            Office Max                 32,373       364,196    January, 2003    2/5 year



                    c)      The following table sets forth certain
                            information with respect to the expiration of leases for the next ten years at the 18 Central Shopping Center:

                                                                                 Annualized        Percent of
                                              Number of        Approx. Total     Base Rent         Total 1995
                            Year Ending       Expiring         GLA of Expiring   of Expiring       Base Rent
                            December 31,      Leases           Leases (1)        Leases            Expiring
                            ------------      ---------        ---------------   -----------       ----------

                               1996                1                 4,009            88,197           6.9%
                               1997                2                24,844           536,412          42.4%
                               1998                1                 2,238            40,284           3.2%
                               1999               --                  --                --              --
                               2000                1                 1,365            27,300           2.2%
                               2001               --                  --                --              --
                               2002               --                  --                --              --
                               2003                1                32,373           400,616          31.6%
                               2004                1                 4,007            72,727           5.7%
                               2005               --                  --                --              --

                               (1)  Excludes leases that expire in 1996 for which
                                    renewal leases or leases with replacement tenants
                                    have been executed as of March 25, 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On February 9, 1988, the Partnership commenced an offering of $100,000,000 (subject to increase by up to $100,000,000) of limited partnership interests (and assignee interests therein) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on December 29, 1989. A total of 34,215.16336 Interests have been issued by the Partnership and assigned to the public at $1,000 per Interest (fractional interests are due to the Distribution Reinvestment Program). The Holders of 22,501.15 Interests were admitted to the Partnership in 1988 and the Holders of 11,714.01336 Interests were admitted in 1989.

     After deducting selling expenses and other offering costs, the Partnership had approximately $29,696,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital reserves. A portion of the proceeds was utilized to acquire the properties, described in Item 1 above.

     At December 31, 1995, the Partnership and its consolidated venture had cash and cash equivalents of approximately $4,856,000. Such cash and cash equivalents are available for distributions to partners, capital improvements, including certain capital and major repair projects to be completed over the next few years at the 18 Central investment property, and working capital requirements. The Partnership and its consolidated venture have currently budgeted in 1996 approximately $148,000 for tenant improvements and other capital expenditures. The Partnership's share of such items (including its share of such items for its unconsolidated ventures) in 1996 is currently budgeted to be approximately $198,000. Actual amounts expended in 1996 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the Partnership's investment properties, and from the sale and refinancing of the Partnership's remaining investment properties. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6. Pursuant to the Partnership Agreement, the General Partners deferred over a five-year period ending December 31, 1994 their share of net cash flow and management fees of the Partnership to the receipt by Holders of Interest of a specified return through December 1994. The cumulative amount of such deferrals was $503,803 and was paid in full in April 1995. Beginning in 1995, the General Partners began receiving partnership management fees and distributions of net cash generated from operations on a current basis. Reference is made to Note 7.

     The Partnership's and its ventures' mortgage obligations are separate non-recourse mortgage loans secured individually by the investment properties and not obligations of the entire investment portfolio, and the Partnership and its ventures are not personally liable for the payment of the mortgage indebtedness. For any particular investment property that is incurring deficits or for which the existing financing has matured, the Partnership or its ventures may seek a modification or refinancing of existing indebtedness and, in the absence of a satisfactory debt modification or refinancing, may decide, in light of the then existing and expected future market conditions for such investment property, not to commit additional funds to such investment property. This would result in the Partnership no longer having an ownership interest in such property and would result in gain to the Partnership for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     The Partnership received through December 1994 preferred returns of annual cash flow with respect to the Palm Desert Town Center investment property through the obligations of its unaffiliated joint venture partner.

Since the preferred return period has expired, the Partnership's share of cash flow is dependent upon the operations of the property. During 1995, the operations of the property were negatively affected by lower occupancy as well as decreased sales resulting from new competition in the Center's trade area. The Center will continue to be subject to increased competition from new developments that are expected to be opening in the vicinity in the near future.

     In December 1992 the mortgage loan, secured by the 18 Central Shopping Center, became due and payable. In March 1993, the Partnership modified and extended the loan to December 1997. In connection with the loan modification and extension, commencing in 1994 the Partnership is required to deposit 95% of the "net cash flow" (as defined) from the property up to $750,000 and 47.5% in excess of such amount in a collateral account to be used for the payment of tenant improvement costs, leasing commissions, other capital expenditures and operating deficits (as of the date of this report $93,750 was deposited and no amounts have been funded from this account). Reference is made to Note 4(b). In addition, the property requires certain capital and major repair projects, including roof replacement, to be completed over the next several years which are currently expected to commence in 1996. These costs, which are estimated to be approximately $200,000, are currently expected to be paid out of the Partnership's working capital and cash flow from other investment properties. During 1995, a tenant occupying 7,500 square feet (approximately 9% of the portion of the center owned by the Partnership) filed for protection under Chapter 11 of the United States Bankruptcy Code and vacated its space. A negotiated settlement of $60,000 was received in 1995 from the former tenant to offset lost rent. The space was subdivided and 4,977 square feet was leased in 1995 to a new tenant. The Partnership is actively pursuing replacement tenants for the remaining vacant space.
In 1997, tenant leases representing approximately 25,000 square feet (approximately 29% of the portion of the center owned by the Partnership) expire. Not all of these leases are expected to renew. This may result in increased vacancy and/or significant re-leasing costs for the property.
Due to the uncertainty of the Partnership's ability to recover the net carrying value to the 18 Central Shopping Center through future operations or sale, the Partnership made a provision for value impairment on such investment property of $2,638,820. Such provision at December 31, 1994 was recorded to reduce the carrying value of the investment property to the then outstanding balance of the non-recourse debt.

     During 1995, the Partnership negotiated a five year lease extension on approximately 59,000 square feet (approximately 9% of the Houston warehouse portfolio), for a major tenant at the Houston Properties (as defined in
Note 3(b)). Previously, the tenant had three leases which were scheduled to expire at various dates in 1996. The new five year leases commence at the various expirations and expire at various dates in 2001.

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

     As a result of the real estate market conditions, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. In an effort to reduce the Partnership's administrative expenses, the Partnership has elected to change to a semi-annual rather than quarterly distribution of available operating cash flow commencing with the third quarter of 1995.

The Partnership has also sought a loan modification where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since the availability of satisfactory outside sources of capital may be limited given the portfolio's current debt levels. Due to existing market conditions, the Partnership has held its remaining investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. However, after reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the near term), barring unforeseen economic developments. Although the Partnership expects to distribute sale proceeds from the disposition of the Partnership's remaining assets, without a dramatic improvement in market conditions, Limited Partners will receive significantly less than their original investment.

RESULTS OF OPERATIONS

     The aggregate decrease in cash and cash equivalents and short-term investments at December 31, 1995 as compared to December 31, 1994 is primarily due to the payment of approximately $504,000 of deferred partnership management fees and distributions to the General Partners in April 1995. (Reference is made to Note 7).

     The increase in escrow deposits at December 31, 1995 as compared to December 31, 1994 is primarily due to the Partnership funding the quarterly cash flow deposit at the 18 Central Shopping Center as required by the mortgage loan extension agreement. (Reference is made to Note 4(b)).

     The decrease in investment in unconsolidated venture, at equity at December 31, 1995 as compared to December 31, 1994 is primarily due to operating losses at the Palm Desert investment property.

     The decrease in the notes receivable for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is due to reimbursements received by JMB/Warehouse for tenant improvement costs at 1801 West Belt, which were advanced by the venture.

     The decrease in deferred expenses at December 31, 1995 as compared to December 31, 1994 is primarily due to the amortization of loan costs at the 18 Central Shopping Center.

     The decrease in accounts payable at December 31, 1995 as compared to December 31, 1994 is primarily due to the payment of deferred management fees to the Corporate General Partner. (Reference is made to Note 7).

     The increase in accrued interest payable at December 31, 1995 as compared to December 31, 1994 is primarily due to interest expense being accrued in excess of amounts required to be paid currently for the mortgage loans on Minimax #2, Minimax #3 and 1801 West Belt. (Reference is made to
Note 4).

     The increase in rental income for the years ended December 31, 1995 and 1994 as compared to the year ended December 31, 1993 is primarily due to increased occupancy at the 18 Central Shopping Center and the Houston Properties.

     The increase in interest income for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to an increase in 1995 in the average daily balance of U.S. Government obligations and an increase in 1995 in the average interest rate earned on funds invested.

     Other income for the year ended December 31, 1993 is due to approximately $384,000 of the acquisition fees previously paid being reimbursed to the Partnership. Reference is made to Note 7.

     The decrease in depreciation expense for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the $2,638,820 provision for value impairment recorded in 1994 for the 18 Central Shopping Center to reduce the net carrying value to the then outstanding balance of the related non-recourse financing. (Reference is made to Note 2).

     The increase in general and administrative expenses for the year ended December 31, 1995 as compared to the years ended December 31, 1994 and 1993 is attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates. Reference is made to Note 7.

     The $2,638,820 provision for value impairment for 1994 is due to the Partnership recording a provision for value impairment at the 18 Central Shopping Center to reduce the net carrying value to the outstanding balance of the related non-recourse financing due to the uncertainty of the Partnership's ability to recover the net carrying value of the investment property through future operations or sale. Reference is made to Note 2.

     The decrease in Partnership's share of operations of unconsolidated venture for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the Partnership's venture partner at Palm Desert Shopping Center completing its obligation to fund deficits, resulting in a change in the profit and loss allocations commencing in 1995. (Reference is made to Notes 3 and 5.) The decrease in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is primarily due to the sale of the Blue Cross Building in November 1993.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect on operating earnings if the properties remain substantially occupied. In addition, substantially all of the leases at the Partnership's shopping center investments contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURE

                                    INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1995 and 1994
Consolidated Statements of Operations, Years ended December 31,
  1995, 1994 and 1993
Consolidated Statements of Partners' Capital Accounts (Deficits),
  Years ended December 31, 1995, 1994 and 1993
Consolidated Statements of Cash Flows, Years ended December 31,
  1995, 1994 and 1993
Notes to Consolidated Financial Statements

                                                            SCHEDULE
                                                            --------
Consolidated Real Estate and
  Accumulated Depreciation. . . . . . . . . . . . . .         III

Schedules not filed:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.



                       JMB/HAHN PDTC ASSOCIATES, L.P.
                        AN UNCONSOLIDATED VENTURE OF
               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII

                                    INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1995 and 1994
Statements of Operations, Years ended December 31, 1995, 1994 and 1993 Statements of Partners' Capital Accounts, Years ended December 31,
  1995, 1994 and 1993
Statements of Cash Flows, Years ended December 31, 1995, 1994 and 1993
Notes to Financial Statements

                                                            SCHEDULE
                                                            --------
Real Estate and Accumulated Depreciation. . . . . . .         III

Schedules not filed:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.











                        INDEPENDENT AUDITORS' REPORT



The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership - XVII (a limited partnership) and consolidated venture as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XVII and consolidated venture at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                            KPMG PEAT MARWICK LLP



Chicago, Illinois
March 23, 1996



                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 1995 AND 1994

                                                      ASSETS
                                                      ------
                                                                                 1995               1994
                                                                             ------------       -----------
Current assets:
  Cash and cash equivalents (note 1). . . . . . . . . . . . . . . . . . .    $  4,856,276         4,943,718
  Short-term investments (note 1) . . . . . . . . . . . . . . . . . . . .           --              396,561
  Interest, rents and other receivables . . . . . . . . . . . . . . . . .         204,518           182,211
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .          14,867            14,867
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .         163,011            72,403
                                                                             ------------       -----------
          Total current assets. . . . . . . . . . . . . . . . . . . . . .       5,238,672         5,609,760
                                                                             ------------       -----------

Investment properties, at cost (notes 1 and 2) - Schedule III:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,835,602         4,835,602
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . . .      21,397,235        21,375,931
                                                                             ------------       -----------
                                                                               26,232,837        26,211,533
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . .      (4,076,379)       (3,365,742)
                                                                             ------------       -----------

          Total investment properties, net of accumulated depreciation. .      22,156,458        22,845,791
                                                                             ------------       -----------

Investment in unconsolidated venture, at equity (notes 1, 3 and 8). . . .         410,294           569,845
Note receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         128,914           176,912
Deferred expenses (note 1). . . . . . . . . . . . . . . . . . . . . . . .         488,710           556,290
Accrued rents receivable (note 1) . . . . . . . . . . . . . . . . . . . .         316,864           319,029
                                                                             ------------       -----------

                                                                             $ 28,739,912        30,077,627
                                                                             ============       ===========



                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------
                                                                                 1995               1994
                                                                             ------------       -----------
Current liabilities:
  Current portion of long-term debt (note 4). . . . . . . . . . . . . . .    $    323,589           290,196
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,243           355,304
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .         277,297           233,724
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .         348,998           311,580
                                                                             ------------       -----------
          Total current liabilities . . . . . . . . . . . . . . . . . . .         959,127         1,190,804
                                                                             ------------       -----------
Other liabilities (note 4(b)) . . . . . . . . . . . . . . . . . . . . . .         302,500           302,500
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . .          59,951            59,951
Long-term debt, less current portion (note 4) . . . . . . . . . . . . . .      16,895,434        17,219,023
                                                                             ------------       -----------
Commitments and contingencies (notes 2, 3, 4 and 6)

          Total liabilities . . . . . . . . . . . . . . . . . . . . . . .      18,217,012        18,772,278

Venture partner's subordinated equity in venture. . . . . . . . . . . . .          75,213            69,004
Partners' capital accounts (deficits) (notes 1 and 5):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . . .          20,000            20,000
      Cumulative cash distributions . . . . . . . . . . . . . . . . . . .        (213,122)           (1,382)
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . .        (276,410)         (280,707)
                                                                             ------------       -----------
                                                                                 (469,532)         (262,089)
                                                                             ------------       -----------
  Limited partners (34,220.16336 Interests):
      Capital contributions, net of offering costs. . . . . . . . . . . .      29,696,495        29,696,495
      Cumulative cash distributions . . . . . . . . . . . . . . . . . . .     (12,341,712)      (11,657,359)
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . .      (6,437,564)       (6,540,702)
                                                                             ------------       -----------
                                                                               10,917,219        11,498,434
                                                                             ------------       -----------
          Total partners' capital accounts. . . . . . . . . . . . . . . .      10,447,687        11,236,345
                                                                             ------------       -----------
                                                                             $ 28,739,912        30,077,627
                                                                             ============       ===========

                           See accompanying notes to consolidated financial statements.


                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                               1995             1994              1993
                                                           ------------     ------------      ------------
Income:
  Rental income (note 2). . . . . . . . . . . . . . .      $  3,966,280        3,851,921         3,399,451
  Interest income . . . . . . . . . . . . . . . . . .           285,300          209,757           203,788
  Other income (note 9) . . . . . . . . . . . . . . .             --               --              383,952
                                                           ------------     ------------      ------------
                                                              4,251,580        4,061,678         3,987,191
                                                           ------------     ------------      ------------
Expenses:
  Mortgage and other interest . . . . . . . . . . . .         1,496,025        1,520,481         1,484,230
  Depreciation. . . . . . . . . . . . . . . . . . . .           710,637          791,426           780,591
  Property operating expenses . . . . . . . . . . . .         1,142,665        1,234,976         1,187,765
  Professional services . . . . . . . . . . . . . . .           158,633           90,692           119,683
  Amortization of deferred expenses . . . . . . . . .           176,124          174,345            82,968
  Management fees to corporate general
    partner (note 7). . . . . . . . . . . . . . . . .            47,525           38,022            71,292
  General and administrative. . . . . . . . . . . . .           269,149          148,643           158,417
  Provision for value impairment (note 2(b)). . . . .             --           2,638,820             --
                                                           ------------     ------------      ------------
                                                              4,000,758        6,637,405         3,884,946
                                                           ------------     ------------      ------------
          Operating earnings (loss) . . . . . . . . .           250,822       (2,575,727)          102,245

Partnership's share of operations of uncon-
 solidated ventures (notes 1, 3 and 8). . . . . . . .          (137,178)         (61,913)          382,515
Venture partner's share of venture's
 operations . . . . . . . . . . . . . . . . . . . . .            (6,209)          (4,623)           (1,979)
                                                           ------------     ------------      ------------
          Net operating earnings (loss) . . . . . . .           107,435       (2,642,263)          482,781

Partnership's share of gain on sale of
 investment property of unconsolidated
 venture (note 3(b)). . . . . . . . . . . . . . . . .             --               --              261,656
                                                           ------------     ------------      ------------

          Net earnings (loss) . . . . . . . . . . . .      $    107,435       (2,642,263)          744,437
                                                           ============     ============      ============



                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                               1995             1994              1993
                                                           ------------     ------------      ------------
    Net earnings (loss) per limited
     partnership interest (note 1):
      Net operating earnings (loss) . . . . . . . . .      $       3.01           (74.12)            13.55
      Partnership's share of gain on
       sale of investment property of
       unconsolidated venture (note 3(b)) . . . . . .             --               --                 7.57
                                                           ------------     ------------      ------------
                                                           $       3.01           (74.12)            21.12
                                                           ============     ============      ============





























                           See accompanying notes to consolidated financial statements.


                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                      YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                 GENERAL PARTNERS                             LIMITED PARTNERS (NOTE 1)
               --------------------------------------------------    ---------------------------------------------------
                                                                       CONTRI-
                                                                       BUTIONS
                             NET                                       NET OF         NET
                CONTRI-    EARNINGS       CASH                        OFFERING     EARNINGS       CASH
                BUTIONS     (LOSS)    DISTRIBUTIONS      TOTAL         COSTS        (LOSS)    DISTRIBUTIONS    TOTAL
                -------   ----------  -------------   -----------   -----------   ----------  ------------- -----------
Balance
 (deficit)
 December 31,
 1992 . . . . . . $20,000   (196,944)         --        (176,944)   29,696,495    (4,726,639)   (4,950,214) 20,019,642

Net earnings. . .  --         21,928          --          21,928         --          722,509         --        722,509
Cash distri-
 butions
 ($30.00 per
 limited
 partnership
 interest)
 (note 5) . . . .  --          --             --           --            --            --       (1,026,619) (1,026,619)
                 ------     --------      --------    ----------    ----------    ----------   -----------  ----------

Balance
 (deficit)
 December 31,
 1993 . . . . . .20,000     (175,016)         --        (155,016)   29,696,495    (4,004,130)   (5,976,833) 19,715,532

Net loss  . . . .  --       (105,691)         --        (105,691)        --       (2,536,572)        --     (2,536,572)
Cash distri-
 butions
 ($166.00 per
 limited
 partnership
 interest)
 (note 5) . . . .  --          --           (1,382)       (1,382)        --            --       (5,680,526) (5,680,526)
                 ------     --------      --------    ----------    ----------    ----------   -----------  ----------
Balance
 (deficit)
 December 31,
 1994 . . . . . .20,000     (280,707)       (1,382)     (262,089)   29,696,495    (6,540,702)  (11,657,359) 11,498,434

Net earnings. . .  --          4,297         --            4,297         --          103,138         --        103,138
Cash distri-
 butions
 ($20.00 per
 limited
 partnership
 interest)
 (note 5) . . . .  --          --         (211,740)     (211,740)        --            --         (684,353)   (684,353)
                 ------     --------      --------    ----------    ----------    ----------   ----------- ----------

Balance
 (deficit)
 December 31,
 1995 . . . . . .$20,000    (276,410)     (213,122)     (469,532)   29,696,495    (6,437,564)  (12,341,712) 10,917,219
                =======     ========      ========    ==========    ==========    ==========   ===========  ==========











                              See accompanying notes to consolidated financial statements.


                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                1995            1994               1993
                                                            -----------      -----------       -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . .     $   107,435       (2,642,263)          744,437
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . .         710,637          791,426           780,591
    Amortization of deferred expenses . . . . . . . . .         176,124          174,345            82,968
    Provision for value impairment. . . . . . . . . . .           --           2,638,820             --
    Partnership's share of operations and
      gain on sale of investment property of
      unconsolidated ventures . . . . . . . . . . . . .         137,178           61,913            31,650
    Venture partner's share of venture's
      operations. . . . . . . . . . . . . . . . . . . .           6,209            4,623             1,979
  Changes in:
    Interest, rents and other receivables . . . . . . .         (22,307)          80,789           (78,072)
    Prepaid expenses. . . . . . . . . . . . . . . . . .           --               7,798            (2,924)
    Escrow deposits . . . . . . . . . . . . . . . . . .         (90,608)         (23,946)          750,204
    Notes receivable  . . . . . . . . . . . . . . . . .          47,998           43,388          (220,300)
    Accrued rents receivable. . . . . . . . . . . . . .           2,165           36,961          (199,720)
    Accounts payable. . . . . . . . . . . . . . . . . .        (346,061)          18,727            46,377
    Accrued interest. . . . . . . . . . . . . . . . . .          43,573           45,420             4,646
    Accrued real estate taxes . . . . . . . . . . . . .          37,418          (23,524)          108,346
    Due to seller . . . . . . . . . . . . . . . . . . .           --               --             (624,700)
    Security deposits . . . . . . . . . . . . . . . . .           --              14,475             4,847
                                                            -----------      -----------       -----------
          Net cash provided by
            operating activities. . . . . . . . . . . .         809,761        1,228,952         1,430,329
                                                            -----------      -----------       -----------
Cash flows from investing activities:
  Net sales and maturities (purchases)
    of short-term investments . . . . . . . . . . . . .         396,561        8,153,443        (2,522,632)
  Additions to investment properties. . . . . . . . . .         (21,304)        (195,120)         (526,608)
  Purchase price adjustments (note 3(d)). . . . . . . .           --              33,210           141,070
  Net cash used in purchase of
    investment property . . . . . . . . . . . . . . . .           --               --           (2,081,250)
  Partnership's distributions from
    unconsolidated ventures including
    amounts relating to sale of
    investment property (note 3(b)) . . . . . . . . . .          23,368        1,171,642         4,974,040
  Partnership's contributions to
    unconsolidated ventures . . . . . . . . . . . . . .            (995)           --              (17,316)
  Payment of deferred expenses. . . . . . . . . . . . .        (108,544)         (90,362)         (224,400)
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . . .         289,086        9,072,813          (257,096)
                                                            -----------      -----------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . .        (290,196)        (265,917)         (463,542)
  Venture partner contributions to venture. . . . . . .           --               6,644            19,902
  Distributions to limited partners . . . . . . . . . .        (684,353)      (5,680,526)       (1,026,619)
  Distributions to general partners . . . . . . . . . .        (211,740)          (1,382)            --
                                                            -----------      -----------       -----------
          Net cash used in
            financing activities. . . . . . . . . . . .      (1,186,289)      (5,941,181)       (1,470,259)
                                                            -----------      -----------       -----------
          Net increase (decrease) in
            cash and equivalents. . . . . . . . . . . .         (87,442)       4,360,584          (297,026)
          Cash and cash equivalents,
            beginning of the year . . . . . . . . . . .       4,943,718          583,134           880,160
                                                            -----------      -----------       -----------
          Cash and cash equivalents,
            end of the year . . . . . . . . . . . . . .     $ 4,856,276        4,943,718           583,134
                                                            ===========      ===========       ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . .     $ 1,452,451        1,475,061         1,479,584
                                                            ===========      ===========       ===========
  Non-cash investing and financing activities:
    Purchase of investment property:
          Total purchase price. . . . . . . . . . . . .     $     --               --            3,081,250
          Purchase money notes. . . . . . . . . . . . .           --               --           (1,000,000)
                                                            -----------      -----------       -----------

              Net cash used in purchase of
                investment property . . . . . . . . . .     $     --               --            2,081,250
                                                            ===========      ===========       ===========
    Purchase price adjustment (note 2(b)) . . . . . . .     $     --               --               75,908
                                                            ===========      ===========       ===========




























                              See accompanying notes to consolidated financial statements.


               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURE

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      DECEMBER 31, 1995, 1994 AND 1993


(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The Partnership holds (either directly or through joint ventures) an equity investment portfolio of United States real estate. Business activities consist of rentals to a wide variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999.

     The accompanying consolidated financial statements include the accounts of the Partnership and one of its ventures, JMB/Warehouse Associates Limited Partnership ("JMB/Warehouse") (note 3(d)). The effect of all transactions between the Partnership and its consolidated venture have been eliminated. The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's interest in JMB/Warner Center Associates ("JMB/Warner") and JMB/Hahn PDTC Associates ("Palm Desert") (notes 3 and 10). The Partnership, through JMB/Warner, sold its interest in the Blue Cross Building in November 1993 (note 3(b)).

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the venture as described above.

Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1995 and 1994 is summarized as follows:


                                                       1995                                1994
                                                     -------------------------------------------------------------
                                                             TAX BASIS
                                          GAAP BASIS        (Unaudited)       GAAP BASIS         TAX BASIS
                                         ------------       -----------      ------------       -----------
Total assets. . . . . . . . . . . . .     $28,739,912        35,655,687       30,077,627        36,976,535
Partners' capital accounts
 (deficits):
   General partners . . . . . . . . .        (469,532)       (1,050,915)        (262,089)         (831,664)
   Limited partners . . . . . . . . .      10,917,219        18,666,266       11,498,434        19,530,875
 Net earnings (loss):
   General partners . . . . . . . . .           4,297            (7,511)        (105,691)            3,191
   Limited partners . . . . . . . . .         103,138          (180,256)      (2,536,572)           76,583
 Net earnings (loss) per
  limited partnership
  interest. . . . . . . . . . . . . .            3.01             (5.27)          (74.12)             2.24
                                         ============       ===========      ===========       ===========


     The earnings (loss) per limited partnership interest for the years ended December 31, 1995 and 1994 is based upon the limited partnership interests outstanding at the end of each period (34,220.16336). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax purposes.

      Deferred organization costs were being amortized over a 60-month period. Deferred loan costs are being amortized over the term of the related loan. Deferred leasing fees are amortized using the straight-line method over the terms stipulated in the related agreements.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (approximately $4,792,000 and $1,784,000 at December 31, 1995 and 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent is due and/or increases in minimum lease payments over the term of the lease, rental income is accrued for the full period of occupancy on a straight-line basis.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. The carrying balance of the debt approximates the SFAS 107 value. Due to restrictions on transferability and prepayment and the inability to obtain comparable financing due to current levels of debt, previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported (see note 4.) The Partnership has no other significant financial instruments.

     Certain amounts in the 1993 and 1994 consolidated financial statements have been reclassified to conform to the 1995 presentation.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.


(2)  INVESTMENT PROPERTY

     (a)  General

     The Partnership has acquired, either directly or through joint ventures, two shopping centers, an office building and five industrial properties. During 1993, the Partnership through JMB/Warner sold its interest in the Blue Cross Building (note 3(b)). All of the properties owned at December 31, 1995 were in operation.

     Depreciation on the investment property has been provided over an estimated useful life of 5-30 years using the straight-line method.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets to be held and used whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value. Any long-lived assets identified as "to be disposed of" would no longer be depreciated. Adjustments for impairment loss would be made in each period as necessary to report these assets at the lower of carrying value and fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property. There would be no assurance that any estimated fair value of these assets would ultimately be obtained by the Partnership in any future sale or disposition transaction.

     Under the current impairment policy, provisions for value impairment are recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value. The amount of any such impairment loss recognized by the Partnership is limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property with the related extinguishment of the long-term debt for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain (comprised of gain on extinguishment of debt and gain or loss on sale or disposition of property) for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     The Partnership will adopt SFAS 121 as required in the first quarter of 1996. Based upon the Partnership's current assessment of the full impact of adopting SFAS 121, it is not anticipated that any significant additional provisions for value impairment would be required for the Partnership's properties in the first period of implementation of SFAS 121.

In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.

     The investment properties are pledged as security for the long-term debt, for which there is no recourse to the Partnership.

     (b) 18 Central Shopping Center

     In July 1989, the Partnership acquired an existing shopping center in East Brunswick, New Jersey known as 18 Central Shopping Center. The shopping center contains approximately 105,800 square feet of gross leasable area, of which the Partnership acquired approximately 85,800 square feet. The remaining approximately 20,000 square feet of gross leasable area is occupied by a retailer who owns its own store and a portion of the parking lot.

     The Partnership acquired the shopping center for a purchase price of $14,750,000, including the assumption of a first mortgage loan of $10,500,000 (note 4). The total cash investment of the Partnership (exclusive of acquisition fees and expenses) was $4,355,000 including a transfer fee paid to the mortgage lender and the holdback of $750,000, which is described more fully below. In March 1993, the Partnership modified and extended the mortgage note as more fully discussed in note 4(b).

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


(3)  VENTURE AGREEMENTS

The terms of the venture agreements are summarized as follows:

     (a)  General

     The Partnership at December 31, 1995 is party to one joint venture agreement (Palm Desert) with Carlyle Real Estate Limited Partnership-XVI, sponsored by the Corporate General Partner ("Carlyle - XVI") and an unaffiliated venture partner and one joint venture agreement with an unaffiliated venture partner. In addition, the Partnership was a party to a joint venture agreement with Carlyle-XVI for JMB/Warner, which sold its interest in its property in November 1993 and was terminated (note 3(b)). The terms of the affiliated partnerships provide, in general, that the benefits and obligations of ownership, including tax effects, net cash receipts and sale and refinancing proceeds and capital contribution obligations are allocated or distributed, as the case may be, between the Partnership and Carlyle-XVI in proportion to their respective capital contributions to the affiliated venture. Pursuant to such agreements, the Partnership made capital contributions aggregating $22,222,483 through December 31, 1995. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership acquired, through the above ventures, one office building, one regional shopping mall and five industrial properties which are described below. In 1993 the Partnership, through JMB/Warner, sold its interest in the Blue Cross Building. The venture properties have been financed under various long-term debt arrangements as described in note 4.

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

     (b)  JMB/Warner

     On November 2, 1993, the Partnership, through JMB/Warner, sold its interest in the Blue Cross Building as described below.

     In December 1987, the Partnership, through a joint venture partnership (JMB/Warner), with Carlyle - XVI, acquired an interest in the Blue Cross Building. JMB/Warner's cash investment in the property, was approximately $35,000,000, of which the Partnership's share was $9,032,258 (or approxi-mately 26%). The JMB/Warner venture agreement generally provided that any allocation of profits or losses and distributions of cash flow, net sale proceeds or net financing proceeds were to be distributed or allocated as the case may be to the Partnership in proportion to its capital contributions.

     In connection with the sale of the property to JMB/Warner, the seller had entered into a long-term triple net lease of the entire office complex, which the seller has occupied since its construction. The lease provided for an initial annual base rent of $7,947,000 with periodic increases in the annual base rent equal to the lesser of (i) the periodic increase in a consumer price index, or (ii) 5% per annum compounded over the period. In general, the tenant was also obligated to pay the cost of property taxes and operating and maintenance expenses (other than the cost of flood or earthquake insurance) during the initial lease term and any renewal period.

Commencing in 1993, JMB/Warner was obligated to pay the cost of any structural maintenance and repairs and any expenses for changes in the office complex attributable to governmental compliance. As a result of the sale of its interest, the Partnership was relieved of such obligations.

     On November 2, 1993, JMB/Warner sold the Blue Cross Building to an unaffiliated buyer for a sales price of $76,909,292 of which the Partnership's share was $19,847,559. The sales price consisted of $23,300,000 (before costs of sale) paid in cash at closing and the assumption by the purchaser of the existing mortgage note having an unpaid amount of $53,609,292. For financial reporting purposes, the Partnership allocated approximately $735,000 of prorations to the purchase price. The Partnership's share of net cash proceeds (before costs of sale and after consideration of the prorations) was approximately $6,203,000, all of which had been received by June 1994. As a result of the sale, the Partnership recognized in 1993 gains of $261,656 and $639,298 for financial reporting and Federal income tax purposes, respectively.

     (c)  Palm Desert

     In December 1988, the Partnership, Carlyle - XVI, and an affiliate of the seller acquired through Palm Desert an interest in an existing, enclosed regional shopping center known as Palm Desert Town Center in Palm Desert, California and a leasehold interest in the underlying land.

     The Partnership and Carlyle - XVI acquired their interests in Palm Desert, subject to a first mortgage loan with an outstanding principal balance of approximately $43,500,000 (as described below), for an initial aggregate contribution of approximately $17,400,000, all of which was paid in cash at closing, of which the Partnership's share was $2,475,000. The Partnership and the Carlyle - XVI's initial aggregate contribution was used to make the distribution to the joint venture partner as described below and to pay a portion of the closing costs. Except for amounts to be contributed to Palm Desert to pay certain closing costs, the joint venture partner was not required to make any capital contributions to Palm Desert at closing. However, in consideration of a distribution from Palm Desert at closing, the joint venture partner was obligated to make contributions to Palm Desert to pay the $13,752,746 purchase price obligation of Palm Desert to the seller of the shopping center, of which the final $4,826,906 was paid in January 1993. In addition, the joint venture partner made contributions to Palm Desert through December 1994 to pay any operating deficits and to pay a portion of the returns to the Partnership and Carlyle-XVI as described below. Amounts required to pay the cost of tenant improvements and allowances (the "Tenant Improvement Costs") and other capital expenditures, as well as any operating deficits of Palm Desert after December 1994, have been and are expected to be contributed to Palm Desert 25% by the joint venture partner and 75% by the Partnership and the Carlyle - XVI in the aggregate.

     The terms of the Palm Desert agreement provide that Partnership and Carlyle - XVI are entitled to receive out of net cash flow a current preferred return and a cumulative preferred return, each based on a negotiated rate of return on their respective initial capital contributions (other than those used to pay closing costs). Such current preferred return which the Partnership was entitled to receive through December 31, 1994 (as defined) was received. The Partnership, Carlyle - XVI and the joint venture partner are entitled to a cumulative preferred return, based on a negotiated rate of return on their respective contributions to pay the Tenant Improvement Costs through December 1994 (the "Tenant Improvement Cost Contributions"). All cumulative preferred returns are distributable on an equal priority level; however they are subordinate to the receipt by the Partnership and Carlyle - XVI of their respective current year preferred return. Any remaining annual cash flow will be distributable 75% to the Partnership and Carlyle - XVI and 25% to the joint venture partner until the Partnership and Carlyle - XVI have received an amount equal to their initial capital contributions (other than those used to pay closing costs) plus a negotiated annual internal rate of return thereon and an amount equal to their Tenant Improvement Cost Contributions, and thereafter any remaining annual cash flow shall be distributable 50% to the Partnership and Carlyle - XVI and 50% to the joint venture partner.

     The Palm Desert agreement also provides that upon sale or refinancing of the property, net sale or refinancing proceeds will be distributable first to the Partnership, Carlyle - XVI and the joint venture partner to the extent of any deficiencies in the receipt of their respective cumulative preferred returns; second, to the Partnership and Carlyle - XVI in an amount equal to their initial capital contributions (other than those used to pay closing costs) and their Tenant Improvement Cost Contributions and, as an equal priority, to the joint venture partner in an amount equal to its Tenant Improvement Cost Contributions; third, to the joint venture partner in an amount equal to the amount contributed by it to pay operating deficits through December 1994 and to provide a portion of the Partnership's and Carlyle - XVI's current and cumulative preferred returns described above (not to exceed $1,700,000); fourth, 75% to the Partnership and Carlyle - XVI and 25% to the joint venture partner until the Partnership and Carlyle - XVI have received a negotiated annual internal rate of return on their respective initial capital contributions (other than those used to pay closing costs), and any remaining proceeds will be distributable 50% to the Partnership and Carlyle - XVI and 50% to the joint venture partner.

     The portion of the shopping center owned by Palm Desert is currently subject to a first mortgage loan from an institutional lender with an outstanding principal balance of approximately $41,845,000 and $42,165,000 at December 31, 1995 and 1994, respectively. The loan provides for fixed interest at the rate of 12% per annum and monthly payments of principal and interest of $446,842 until January 1, 2019, when the loan will have been fully amortized.

     The land underlying the shopping center is owned by the lender under the first mortgage loan. Palm Desert leases the land by assignment of an existing ground lease which has a term through December 2038 and provides for minimum annual rental payments of $900,000, as well as for additional rental payments for each calendar year equal to 50% of the amount by which certain of the ground lessee's gross receipts from the shopping center exceed $6,738,256. Total ground rent expense for the years ended December 31, 1995, 1994 and 1993 was $1,261,322, $1,347,204 and $1,015,968,
respectively. The ground lease provides for two 10-year extensions at the option of the lessee. The ground lease does not provide for any option on the part of Palm Desert to purchase the land.

     Operating profits and losses, in general, are allocable in proportion to the amount of net cash flow distributed to the partners of Palm Desert, or if there are no distributions of net cash flow, generally 75% to the Partnership and Carlyle - XVI and 25% to the joint venture partner, except that the deductions allocable with respect to certain expenses are allocable to the partner whose contributions are used to pay such expenses.

For 1995, losses were allocated 75% to the Partnership and Carlyle - XVI and 25% to the joint venture partner as there were no distributions made to the partners for 1995. For 1994 and 1993, in accordance with the Palm Desert Partnership Agreement, losses were allocated to the joint venture partner to the extent that it had cumulatively contributed capital to fund the Partnership's and Carlyle - XVI's preferred return less any losses previously allocated to the joint venture partner as discussed above. The remainder of the loss was allocated 75% to the Partnership and Carlyle - XVI and 25% to the joint venture partner.

     The Palm Desert agreement also provides that the annual cash flow, net sale or refinancing proceeds and tax items distributed or allocated collectively to the Partnership and Carlyle - XVI generally are distributable or allocable between them based upon their respective capital contributions. Such capital contributions are generally in the percentages of approximately 14.2% for the Partnership and approximately 85.8% for Carlyle - XVI.

     The shopping center is being managed pursuant to a long-term agreement with an affiliate of the joint venture partner. The manager is paid a fee equal to 3% of the base and percentage rents collected under tenant leases, increasing to 4% of the base and percentage rents for those years that the Partnership and Carlyle - XVI have received their current cash return and all of their cumulative preferred return for current and previous periods. In addition, under the terms of the management agreement, the manager or an affiliate will be entitled to receive compensation for leasing services.

     (d)  JMB/Warehouse

     On January 21, 1992, the Partnership and an unaffiliated entity formed JMB/Warehouse to acquire and operate certain industrial properties located in Houston, Texas. The Partnership, as sole general partner, has a 99% interest in JMB/Warehouse. The unaffiliated venture partner ("Warehouse"), as a limited partner, has a 1% interest in JMB/Warehouse. The JMB/Warehouse venture agreement provides that items of profit and loss and distributions of net cash flow and net sale or refinancing proceeds are, in general, to be allocated among the partners in accordance with their respective ownership percentages.

     On January 21, 1992, JMB/Warehouse purchased Minimax #2, Minimax #3, 1801 West Belt and Pine Forest #17 (the "Houston Properties") for an aggregate purchase price, excluding closing costs, of $9,182,830, of which $2,394,728 was paid, in cash, at closing. In February 1993, JMB/Warehouse purchased Silber #1, for a purchase price, excluding closing costs, of $3,000,000 of which $2,000,000 was paid, in cash, at closing. In addition, JMB/Warehouse expected to spend up to $874,000, in the aggregate, for certain physical improvements and other capital costs relating to the Houston Properties and Silber #1 which were identified at the time of purchase. As of December 31, 1995, approximately $730,000 of such amounts have been spent. Consequently, JMB/Warehouse's aggregate cash investment in the Houston Properties is expected to be approximately $3,475,000, excluding certain acquisition and closing costs, of which the Partnership's share is approximately $3,440,000. JMB/Warehouse's aggregate cash investment in Silber #1 is approximately $2,190,000 of which the Partnership's share is approximately $2,168,000. The balance of the purchase price for the Houston Properties was represented in part by three JMB/Warehouse non-recourse purchase money notes that are secured, individually, by Minimax #2, Minimax #3 and 1801 West Belt in the aggregate amount of $4,400,057. JMB/Warehouse also assumed the existing mortgage secured by Pine Forest #17, which had an outstanding loan balance of $2,388,045 at closing. A portion of Silber #1's purchase price was funded by a $1,000,000 first mortgage note bearing interest at a rate of 8.75% per annum. In July 1993, JMB/Warehouse prepaid principal of $101,736, $141,321 and $152,802 on the Minimax #2, Minimax #3 and 1801 West Belt purchase money notes, respectively. As a result of the pay down, the Partnership is fully invested in real estate. Reference is made to note 4 below for further details on the long-term debt.

     The seller of Minimax #2, Minimax #3, 1801 West Belt and Silber #1 had provided JMB/Warehouse with a rent guarantee for five tenant spaces with an aggregate building area of approximately 146,318 square feet. Under the rent guarantee, the seller remitted monthly rent guarantee payments, as defined, to JMB/Warehouse for vacant space covered by the rent guarantee through the earlier of (i) January 21, 1995; or (ii) the date at which rent commences for a lease for such space. As of February 1994, the Partnership has leased all of the space related to the rent guarantee. Therefore, JMB/Warehouse was not entitled to rent guarantee payments for any subsequent period. Rent guarantee payments received ($141,070 through December 31, 1993 and an additional $33,210 received in 1994) have been used to reduce the original purchase price on these properties.

     The properties are managed under an agreement pursuant to which the manager manages the properties, collects all receipts from operations and, to the extent available from such receipts, pays all expenses of the properties for a 3% fee based upon a percentage of gross receipts from the properties.


(4)  LONG-TERM DEBT

     (a)  Long-term debt consists of the following at December 31, 1995 and 1994:

                                                                                   1995             1994
                                                                               -----------      -----------
8.5% mortgage note; secured by the 18 Central Shopping
  Center; balance payable in monthly installments of
  $89,485 (including interest and principal); (interest
  only payments of $74,375 were due monthly from
  January 1, 1993 through December 1, 1993); remaining
  balance of interest and principal due December 1, 1997. . . . . . . . .      $10,106,224       10,311,445

Promissory note, due February 1, 1999, secured by
  Minimax #2 in Houston, Texas; payable interest only;
  payments of $6,607 (7%) are due monthly through
  February 1, 1994; payments of $6,843 (7.25%) are
  due monthly from March 1, 1994 through February 1,
  1996; payments of $8,023 (8.5%) are due monthly
  from March 1, 1996 through February 1, 1997;
  payments of $8,966 (9.5%) are due monthly from
  March 1, 1997 through February 1, 1998; payments
  of $10,571 (11.2%) are due monthly from March 1,
  1998 through February 1, 1999 when the principal
  is due. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,030,856        1,030,856

Promissory note, due February 1, 1999, secured by
  Minimax #3 in Houston, Texas; payable interest only;
  payments of $9,162 (7%) are due monthly through
  February 1, 1994; payments of $9,489 (7.25%)
  are due monthly from March 1, 1994 through
  February 1, 1996; payments of $11,125 (8.5%)
  are due monthly from March 1, 1996 through
  February 1, 1997; payments of $12,434 (9.5%)
  are due monthly from March 1, 1997 through
  February 1, 1998; payments of $14,659 (11.2%)
  are due monthly from March 1, 1998 through
  February 1, 1999 when the principal is due. . . . . . . . . . . . . . .        1,429,336        1,429,336

7% per annum promissory note, due February 1, 1999,
  secured by 1801 West Belt in Houston, Texas;
  payable interest only; payments of $9,898 (7%)
  are due monthly through February 1, 1994;
  payments of $10,252 (7.25%) are due monthly
  from March 1, 1994 through February 1, 1996;
  payments of $12,019 (8.5%) are due monthly
  from March 1, 1996 through February 1, 1997;
  payments of $13,433 (9.5%) are due monthly
  from March 1, 1997 through February 1, 1998;
  payments of $15,837 (11.2%) are due monthly
  from March 1, 1998 through February 1, 1999
  when the principal is due . . . . . . . . . . . . . . . . . . . . . . .        1,544,006        1,544,006

9.55% per annum promissory note, secured by Pine
  Forest #17 in Houston, Texas; balance payable in
  monthly installments of $23,322 (including interest
  and principal) through November 1, 1999 when the
  remaining balance of interest and principal is due. . . . . . . . . . .        2,143,148        2,214,593

8.75% mortgage note, secured by Silber #1 in Houston,
  Texas; balance payable in monthly installments of
  $8,221 (including principal and interest) through
  March 1, 2000 when the remaining balance of interest
  and principal is due. . . . . . . . . . . . . . . . . . . . . . . . . .          965,453          978,983
                                                                              ------------      -----------
          Total debt. . . . . . . . . . . . . . . . . . . . . . . . . . .       17,219,023       17,509,219
          Less current portion of long-term debt. . . . . . . . . . . . .          323,589          290,196
                                                                              ------------      -----------
          Total long-term debt. . . . . . . . . . . . . . . . . . . . . .     $ 16,895,434       17,219,023
                                                                              ============      ===========



     Five-year maturities of long-term debt are summarized as follows:

                      1996. . . . . . . .    $   323,589
                      1997. . . . . . . .      9,986,072
                      1998. . . . . . . .        113,369
                      1999. . . . . . . .      4,004,198
                      2000. . . . . . . .        897,831
                                             ===========

     (b)  18 Central Shopping Center

     In March 1993, the Partnership modified and extended the mortgage note secured by the 18 Central Shopping Center to reduce the accrual rate on the loan which had matured December 1992. In addition, the modification also provides the lender with additional interest equal to 50% of the "net sales proceeds" or "net appraised proceeds" (each as defined) of the property, subject to a minimum amount of $250,000 (or, if less, 100% of the "net sales proceeds" or "net appraised proceeds") and a maximum amount of $450,000 of additional interest, $250,000 of which has been reflected as other liabilities in the accompanying Consolidated Financial Statements. The Partnership will also be required to pay a loan extension fee of $52,500, payable at maturity or prepayment of the loan which has also been reflected as other liabilities in the accompanying Consolidated Financial Statements. Prepayment of the loan is currently subject to a prepayment charge generally equal to the greater of 1% of the loan amount prepaid or the amount that equals the discounted value of the difference between the yield that would be provided to maturity based upon the existing interest rate of the mortgage loan, and the yield that would be provided to maturity based upon the interest rate of U.S. Treasury obligations (as of the date of prepayment) having the same maturity date as the mortgage loan. In connection with the loan modification and extension, commencing in 1994 the Partnership is required to deposit 95% of the "net cash flow" (as defined) from the property up to $750,000 and 47.5% in excess of such amount in a collateral account to be used for the payment of tenant improvement costs, leasing commissions, other capital expenditures and operating deficits (as of the date of this report, $93,750 was deposited and no amounts have been funded from this account).


(5)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are allocated 96% to the Holders of Interests and 4% to the General Partners. Profits from the sale or other disposition of investment properties will be allocated first to the General Partners in an amount equal to the greater of the General Partners' share of cash distributions of the proceeds of any such sale or other disposition (as described below) or 1% of the total profits from any such sales or other dispositions, plus an amount which will reduce the General Partners' capital accounts deficits (if any) to a level consistent with the gain anticipated to be realized from the sale of investment properties. Losses from the sale or other disposition of investment properties will generally be allocated 4% to the General Partners. The remaining sale or other disposition profits and losses will be allocated to the Holders of Interests.

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. "Net cash receipts" from operations of the Partnership will be allocated 90% to the Holders of Interests and 10% to the General Partners (of which 6.25% constitutes a management fee to the Corporate General Partner for services in managing the Partnership). Additionally, pursuant to the terms of the Partnership Agreement, the General Partners deferred their share of net cash flow of the Partnership due to them over a five-year period ending December 1994, to the receipt by the Holders of Interests of a 5% per annum cumulative non-compounded return on their Current Capital Accounts (as defined) through such five-year period. These deferred amounts consisted of the Corporate General Partner's management fees and the General Partners' distributive share of net cash flow. In April 1995, the Partnership paid the cumulative combined amount of such deferred distributions and management fees which aggregated $188,928 and $314,875, respectively, to the General Partners. All amounts deferred did not bear interest and were paid in full.

     The Partnership Agreement provides that subject to certain conditions the General Partners shall receive as a distribution from the sale of a real property by the Partnership up to 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, prior to such distributions being made, the Limited Partners are entitled to receive 99% and the General Partners 1% of net sale or refinancing proceeds until the Limited Partners (i) have received cash distributions of "sale proceeds" or "refinancing proceeds" in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with "sale proceeds" or "refinancing proceeds" previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by "sale proceeds" or "refinancing proceeds" previously distributed) commencing with the first fiscal quarter of 1990. Accordingly, related to the 3% distribution of sale proceeds discussed above, receipt of up to approximately $595,000 of sale proceeds from Blue Cross Building for the General Partners has been deferred (see note 3(b)).


(6)  LEASES

     At December 31, 1995, the Partnership and its consolidated venture's principal assets are one shopping center and five industrial warehouses. The Partnership has determined that all leases are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the properties, excluding the cost of the land, is depreciated over the estimated useful lives. Leases with tenants range in term from five to twenty years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volume. With respect to the Partnership's shopping center investments, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1995:

            Shopping Center:
              Cost. . . . . . . . . . . . .   $12,796,449
              Accumulated depreciation. . .    (2,865,155)
                                              -----------
                                                9,931,294
                                              -----------
            Industrial Warehouses:
              Cost. . . . . . . . . . . . .    13,436,388
              Accumulated depreciation. . .    (1,211,224)
                                              -----------
                                               12,225,164
                                              -----------
                                              $22,156,458
                                              ===========

     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance) to be received in the future under the operating leases are as follows:

                      1996. . . . . . . .    $ 3,255,244
                      1997. . . . . . . .      2,754,546
                      1998. . . . . . . .      2,096,751
                      1999. . . . . . . .      1,353,146
                      2000. . . . . . . .      1,207,389
                      Thereafter. . . . .      2,826,437
                                             -----------
                                             $13,493,513
                                             ===========


(7)  TRANSACTIONS WITH AFFILIATES

     Pursuant to the terms of the Partnership Agreement (see note 5), the General Partners deferred their share of net cash flow of the Partnership due to them over a five-year period ending December 1994, to the receipt by the holders of Interests of a 5% per annum cumulative non-compounded return on their Current Capital Accounts (as defined) through such five-year period. These deferred amounts consisted of the Corporate General Partners' management fees and the remainder represented the General Partners' distributive share of net cash flow. The cumulative amount of such deferred distributions and management fees aggregated $488,595 at December 31, 1994. Additionally, in the first quarter of 1995, distributions and management fees of $15,208 relating to 1994 were deferred. All amounts deferred did not bear interest and were paid in 1995. In addition, the General Partners received operating distributions of $22,812 for 1995.

     Affiliates of the General Partners are entitled to receive from the Partnership acquisition fees in connection with the evaluation, investigation, negotiation, selection and purchase of the Partnership's investment properties, and properties which are not acquired by the Partnership in an amount equal to 13.5% of the gross proceeds of the public offering, subject to certain limitations. The amount of the aforementioned fees paid to such affiliates was $3,307,500. With the acquisition of Silber #1 in February 1993 (note 3(d)), the Partnership's investments in real estate were fully specified. As a result of the Partnership's investments and based upon certain provisions contained in the Partnership Agreement of the Partnership, a portion of the acquisition fees previously paid were reimbursed to the Partnership by the Corporate General Partner in July 1993. The reimbursement was $383,952 and was reflected as other income in the accompanying Consolidated Financial Statements.

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

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1995, 1994 and 1993 are as follows:




                                                                                                UNPAID AT
                                                                                               DECEMBER 31,
                                                  1995            1994            1993            1995
                                                --------        --------        --------     --------------
Property management and
  leasing fees (note 5) . . . . . . . . .       $ 74,469         137,185         112,851              --
Management fees to Corporate
  General Partners. . . . . . . . . . . .         38,020          38,022          71,292              --
Insurance commissions . . . . . . . . . .          2,959           2,959           3,375              --
Reimbursement (at cost) for
  accounting services . . . . . . . . . .         58,883          75,477          46,618              --
Reimbursement (at cost) for
  portfolio management
  services. . . . . . . . . . . . . . . .         19,595          13,870           --                 --
Reimbursement (at cost) for
  legal services. . . . . . . . . . . . .          2,137           8,624           9,161              --
Reimbursement (at cost) for
  administrative charges and
  other out-of-pocket expenses. . . . . .         69,830           3,157          11,845           35,911
                                                --------        --------        --------           ------

                                                $265,893         279,294         255,142           35,911
                                                ========        ========        ========           ======

     The above table reflects that during 1995, the Partnership recognized and paid certain 1994 administrative charges of approximately $27,615 that had not previously been reimbursed.


     Effective October 1, 1995, the Corporate General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by, and partially reimbursed to, affiliates of the General Partners. Use of such third parties is not expected to have a material effect on the operations of the Partnership.


(8) INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary combined financial information for Palm Desert (note 3) as of and for the years ended December 31, 1995 and 1994 is as follows:

                                             1995              1994
                                         ------------      -----------

  Current assets. . . . . . . . . .      $    841,267          855,245
  Current liabilities . . . . . . .        (1,251,074)      (1,116,134)
                                         ------------      -----------
       Working capital. . . . . . .          (409,807)        (260,889)
                                         ------------      -----------

  Other assets. . . . . . . . . . .         2,883,324        2,461,604
  Ventures partners' equity . . . .        (5,547,277)      (6,859,653)
  Investment property, net. . . . .        46,076,367       48,042,311
  Other liabilities . . . . . . . .        (1,106,951)        (968,134)
  Long-term debt. . . . . . . . . .       (41,485,363)     (41,845,394)
                                         ------------      -----------
       Partnership's capital. . . .      $    410,293          569,845
                                         ============      ===========
  Represented by:
    Invested capital. . . . . . . .      $  2,683,814        2,682,819
    Cumulative cash distributions .          (616,253)        (592,884)
    Cumulative earnings . . . . . .        (1,657,268)      (1,520,090)
                                         ------------      -----------
                                         $    410,293          569,845
                                         ============      ===========
  Total income. . . . . . . . . . .      $ 10,864,706       10,786,976
  Expenses applicable to
    operating loss. . . . . . . . .        12,312,635       12,116,582
                                         ------------      -----------
  Net operating loss. . . . . . . .        (1,447,929)      (1,329,606)
                                         ------------      -----------
  Net earnings (loss) . . . . . . .      $ (1,447,929)      (1,329,606)
                                         ============      ===========
  Partnership's share
    of income (loss). . . . . . . .      $   (137,178)         (76,276)
                                         ============      ===========

     Additionally, for the year ended December 31, 1993, total income was $18,277,361, expenses applicable to operating loss were $18,450,284 and net loss was $270,306 for the JMB/Warner (sold November 1993, note 3(b)) and Palm Desert ventures.



                                                                                                SCHEDULE III

                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                               CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                 DECEMBER 31, 1995


                                                             COSTS
                                                          CAPITALIZED
                                   INITIAL COST TO         SUBSEQUENT             GROSS AMOUNT AT WHICH CARRIED
                                   PARTNERSHIP (A)      TO ACQUISITION              AT CLOSE OF PERIOD (B) (C)
                              -------------------------  --------------      ------------------------------------
                                                             LAND,
                                            BUILDINGS      BUILDINGS                     BUILDINGS
                                              AND             AND                           AND
                 ENCUMBRANCE     LAND      IMPROVEMENTS   IMPROVEMENTS         LAND     IMPROVEMENTS    TOTAL (C)
                 -----------  -----------  ------------ ---------------     ----------  ------------  -----------
18 Central
 Shopping                                                       (C)
 Center . . . . .$10,106,224    1,614,000    13,136,000     (1,953,551)      1,391,025    11,405,424   12,796,449

JMB/WAREHOUSE

Minimax #2. . . .  1,030,856      549,532     1,032,176        150,079         549,532     1,182,255    1,731,787
Minimax #3. . . .  1,429,336      770,123     1,487,867        115,005         770,123     1,602,872    2,372,995
Pine Forest . . .  2,143,148      688,076     2,484,240        433,496         688,076     2,917,736    3,605,812
1801 West
 Belt . . . . . .  1,544,006      941,154     1,487,762         93,092         941,154     1,580,854    2,522,008
Silber #1 . . . .    965,453      495,692     2,477,864        230,230         495,692     2,708,094    3,203,786
                 -----------   ----------    ----------    -----------       ---------    ----------   ----------
   Total. . . . .$17,219,023    5,058,577    22,105,909       (931,649)      4,835,602    21,397,235   26,232,837
                 ===========   ==========    ==========    ===========       =========    ==========   ==========



                                                                                    SCHEDULE III - CONTINUED
                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                         CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                                                      LIFE ON WHICH
                                                                                      DEPRECIATION
                                                                                       IN LATEST
                                                                                      STATEMENT OF        1995
                                      ACCUMULATED            DATE OF      DATE         OPERATIONS     REAL ESTATE
                                     DEPRECIATION(E)      CONSTRUCTION  ACQUIRED      IS COMPUTED        TAXES
                                    ----------------      ------------ ----------   ---------------   -----------
18 Central Shopping
  Center. . . . . . . . . . . . . . .     $2,865,155         5/1/87       7/27/89        5-30 years      $251,779

JMB/WAREHOUSE

Minimax #2. . . . . . . . . . . . . .        154,883          1968        1/22/92        5-30 years        40,744
Minimax #3. . . . . . . . . . . . . .        206,061          1968        1/22/92        5-30 years        55,302
Pine Forest . . . . . . . . . . . . .        359,870          1979        1/22/92        5-30 years        83,718
1801 West Belt. . . . . . . . . . . .        203,292          1982        1/22/92        5-30 years        71,731
Silber #1 . . . . . . . . . . . . . .        287,118          1973        2/26/93        5-30 years        97,503
                                          ----------                                                     --------
   Total. . . . . . . . . . . . . . .     $4,076,379                                                     $600,777
                                          ==========                                                      =======

----------
Notes:
    (A) The initial cost to Partnership represents the original purchase price of the property.
    (B) The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes was approximately $28,905,537.
    (C) In 1994, the Partnership recorded a provision for value impairment of $2,638,820 which was recorded as a reduction to land and buildings and improvements.  See Note 2.



                                                                                    SCHEDULE III - CONTINUED
                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                         CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


      (D)  Reconciliation of real estate owned at December 31, 1995, 1994 and 1993:

                                                                 1995             1994              1993
                                                             ------------     ------------     ------------

                Balance at beginning of period. . . . .       $26,211,533       28,688,443       25,297,563
                Additions during period . . . . . . . .            21,304          195,120        3,607,858
                Purchase price and basis adjustment
                  (notes 2(b) and 3(d)) . . . . . . . .             --             (33,210)        (216,978)
                Provision for value impairment. . . . .             --          (2,638,820)           --
                                                              -----------       ----------      -----------
                Balance at end of period. . . . . . . .       $26,232,837       26,211,533       28,688,443
                                                              ===========       ==========      ===========
      (E)  Reconciliation of accumulated depreciation:

                Balance at beginning of period. . . . .       $ 3,365,742        2,574,316        1,793,725
                Depreciation expense. . . . . . . . . .           710,637          791,426          780,591
                                                              -----------       ----------      -----------
                Balance at end of period. . . . . . . .       $ 4,076,379        3,365,742        2,574,316
                                                              ===========       ==========      ===========











                        INDEPENDENT AUDITORS' REPORT



The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII:

     We have audited the financial statements of JMB/Hahn PDTC Associates, L.P. (Palm Desert), an unconsolidated venture of Carlyle Real Estate Limited Partnership - XVII (Partnership) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palm Desert, an unconsolidated venture of Carlyle Real Estate Limited Partnership - XVII as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.
Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                            KPMG PEAT MARWICK LLP


Chicago, Illinois
March 23, 1996



                                          JMB/HAHN PDTC ASSOCIATES, L.P.
                   (AN UNCONSOLIDATED VENTURE OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII)

                                                  BALANCE SHEETS

                                            DECEMBER 31, 1995 AND 1994

                                                      ASSETS
                                                      ------
                                                                                 1995               1994
                                                                             ------------       -----------
Current assets:
  Cash and cash equivalents (note 1). . . . . . . . . . . . . . . . . . .    $    377,755           313,783
  Rents and other receivables, net of allowances
    for doubtful accounts of approximately $619,000
    and $585,000 for 1995 and 1994, respectively. . . . . . . . . . . . .         318,827           385,329
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .         144,685           156,133
                                                                             ------------       -----------
          Total current assets. . . . . . . . . . . . . . . . . . . . . .         841,267           855,245
                                                                             ------------       -----------
Investment property, at cost (note 1) - Schedule III:
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . . .      60,100,323        60,061,137
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . .      14,023,956        12,018,826
                                                                             ------------       -----------
          Total investment property,
            net of accumulated depreciation . . . . . . . . . . . . . . .      46,076,367        48,042,311
                                                                             ------------       -----------
Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         205,418           247,850
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .         559,909           434,303
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . .       2,117,997         1,779,451
                                                                             ------------       -----------
                                                                             $ 49,800,958        51,359,160
                                                                             ============       ===========



                                          JMB/HAHN PDTC ASSOCIATES, L.P.
                   (AN UNCONSOLIDATED VENTURE OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII)

                                            BALANCE SHEETS - CONTINUED

                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                    ------------------------------------------

                                                                                 1995               1994
                                                                             ------------       -----------
Current liabilities:
  Current portion of long-term debt (note 3). . . . . . . . . . . . . . .    $    360,031           319,509
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .         472,589           374,976
  Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . .         418,454           421,649
                                                                             ------------       -----------
          Total current liabilities . . . . . . . . . . . . . . . . . . .       1,251,074         1,116,134
                                                                             ------------       -----------
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . .          47,951            78,407
Ground rent payable (note 4(b)) . . . . . . . . . . . . . . . . . . . . .       1,059,000           889,727
Long-term debt, less current portion (note 3) . . . . . . . . . . . . . .      41,485,363        41,845,394

Commitments and contingencies (notes 1, 2, 3 and 4)
                                                                             ------------       -----------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . . .      43,843,388        43,929,662
                                                                             ------------       -----------
Partners' capital accounts (note 2):
  Carlyle-XVII:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . . .       2,683,814         2,682,819
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . . .      (1,657,268)       (1,520,090)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . .        (616,253)         (592,884)
                                                                             ------------       -----------
                                                                                  410,293           569,845
                                                                             ------------       -----------
  Venture Partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . . .      36,700,292        36,557,046
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . . .     (13,057,603)      (11,746,852)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . .     (18,095,412)      (17,950,541)
                                                                             ------------       -----------
                                                                                5,547,277         6,859,653
                                                                             ------------       -----------
          Total partners' capital accounts. . . . . . . . . . . . . . . .       5,957,570         7,429,498
                                                                             ------------       -----------

                                                                             $ 49,800,958        51,359,160
                                                                             ============       ===========



                                  See accompanying notes to financial statements.


                                          JMB/HAHN PDTC ASSOCIATES, L.P.
                   (AN UNCONSOLIDATED VENTURE OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII)

                                             STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                               1995             1994              1993
                                                           ------------     ------------      ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . . .      $ 10,809,887       10,742,508        10,040,721
  Interest income . . . . . . . . . . . . . . . . . .            54,819           44,468            42,033
                                                           ------------     ------------      ------------
                                                             10,864,706       10,786,976        10,082,754
                                                           ------------     ------------      ------------
Expenses:
  Mortgage and other interest . . . . . . . . . . . .         5,049,425        5,075,720         5,123,160
  Depreciation. . . . . . . . . . . . . . . . . . . .         2,005,130        2,006,856         2,003,272
  Property operating expenses . . . . . . . . . . . .         5,123,396        4,836,927         4,712,584
  Professional services . . . . . . . . . . . . . . .            32,711           74,279            54,786
  Amortization of deferred expenses . . . . . . . . .           101,973          122,800            26,765
                                                           ------------     ------------      ------------
                                                             12,312,635       12,116,582        11,920,567
                                                           ------------     ------------      ------------

          Net earnings (loss) . . . . . . . . . . . .      $ (1,447,929)      (1,329,606)       (1,837,813)
                                                           ============     ============      ============


















                                  See accompanying notes to financial statements.


                                             JMB/HAHN PDTC ASSOCIATES, L.P.
                      (AN UNCONSOLIDATED VENTURE OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII)

                                        STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                                      YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                              VENTURE
                                                           CARLYLE-XVII       PARTNERS            TOTAL
                                                           ------------      -----------       -----------
Balance at December 31, 1992. . . . . . . . . . . . . .    $    864,719        4,167,349         5,032,068

Capital contributions . . . . . . . . . . . . . . . . .           --           6,038,961         6,038,961
Cash distributions. . . . . . . . . . . . . . . . . . .         (93,474)        (579,486)         (672,960)
Net earnings (loss) . . . . . . . . . . . . . . . . . .         (31,650)      (1,806,163)       (1,837,813)
                                                           ------------      -----------       -----------

Balance at December 31, 1993. . . . . . . . . . . . . .         739,595        7,820,661         8,560,256

Capital contributions . . . . . . . . . . . . . . . . .           --             871,808           871,808
Cash distributions. . . . . . . . . . . . . . . . . . .         (93,474)        (579,486)         (672,960)
Net earnings (loss) . . . . . . . . . . . . . . . . . .         (76,276)      (1,253,330)       (1,329,606)
                                                           ------------      -----------       -----------

Balance at December 31, 1994. . . . . . . . . . . . . .         569,845        6,859,653         7,429,498

Capital contributions . . . . . . . . . . . . . . . . .             995          143,246           144,241
Cash distributions. . . . . . . . . . . . . . . . . . .         (23,369)        (144,871)         (168,240)
Net earnings (loss) . . . . . . . . . . . . . . . . . .        (137,178)      (1,310,751)       (1,447,929)
                                                           ------------      -----------       -----------

Balance at December 31, 1995. . . . . . . . . . . . . .    $    410,293        5,547,277         5,957,570
                                                           ============      ===========       ===========











                                     See accompanying notes to financial statements.


                                             JMB/HAHN PDTC ASSOCIATES, L.P.
                      (AN UNCONSOLIDATED VENTURE OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII)

                                                STATEMENTS OF CASH FLOWS

                                      YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                                1995            1994               1993
                                                           ------------      -----------       -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . .    $ (1,447,929)      (1,329,606)       (1,837,813)
  Items not requiring cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . .       2,005,130        2,006,856         2,003,272
    Amortization of deferred expenses . . . . . . . . .         101,973          122,800            26,765
    Changes in:
     Rents and other receivables,net. . . . . . . . . .          66,502          (90,887)           70,401
     Prepaid expenses . . . . . . . . . . . . . . . . .          11,448           45,617           (68,081)
     Accrued rents receivable . . . . . . . . . . . . .        (338,546)        (593,954)         (231,937)
     Accounts payable . . . . . . . . . . . . . . . . .         118,732          134,799           (96,132)
     Ground rent payable. . . . . . . . . . . . . . . .         169,273          296,979           115,968
     Accrued interest payable . . . . . . . . . . . . .          (3,195)          (2,835)         (542,403)
     Unearned rents . . . . . . . . . . . . . . . . . .         (21,119)        (179,638)            6,170
     Tenant security deposits . . . . . . . . . . . . .         (30,456)            (770)           (9,643)
                                                           ------------      -----------       -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . . .         631,813          409,361          (563,433)
                                                           ------------      -----------       -----------
Cash flows from investing activities:
  Additions to investment property. . . . . . . . . . .         (39,186)            (580)          (38,741)
  Payments on notes receivable. . . . . . . . . . . . .          42,432           44,274           120,896
  Payment of deferred expenses. . . . . . . . . . . . .        (227,579)        (221,427)         (158,786)
                                                           ------------      -----------       -----------
          Net cash used in investing activities . . . .        (224,333)        (177,733)          (76,631)
                                                           ------------      -----------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . .        (319,509)        (283,548)       (5,078,541)
  Cash contributions from Carlyle-XVII. . . . . . . . .             995            --                --
  Cash distributions to Carlyle-XVII. . . . . . . . . .         (23,369)         (93,474)          (93,474)
  Cash contributions from venture partners. . . . . . .         143,246          871,808         6,038,961
  Cash distributions to venture partners. . . . . . . .        (144,871)        (579,486)         (579,486)
                                                           ------------      -----------       -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . . . .        (343,508)         (84,700)          287,460
                                                           ------------      -----------       -----------

          Net increase (decrease) in cash
            and cash equivalents  . . . . . . . . . . .          63,972          146,928          (352,604)

          Cash and cash equivalents,
            beginning of the year . . . . . . . . . . .         313,783          166,855           519,459
                                                           ------------      -----------       -----------
          Cash and cash equivalents,
            end of the year . . . . . . . . . . . . . .    $    377,755          313,783           166,855
                                                           ============      ===========       ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . .    $  5,052,620        5,078,555         5,665,563
                                                           ============      ===========       ===========
  Non-cash investing and financing activities . . . . .    $      --               --                --
                                                           ============      ===========       ===========

























                                     See accompanying notes to financial statements.



                       JMB/HAHN PDTC ASSOCIATES, L.P.
                        (AN UNCONSOLIDATED VENTURE OF
               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII)

                        NOTES TO FINANCIAL STATEMENTS

                      December 31, 1995, 1994 and 1993


(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The accompanying combined financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of the unconsolidated joint venture, Palm Desert ("Venture"), in which Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII" or "Partnership") owns a direct interest.

     The Venture holds a direct equity investment in a regional shopping mall in Palm Desert, California. Business activities consist of rentals to a wide variety of commercial and retail companies, and the ultimate sale or disposition of such real estate.

     The records of the Venture are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to reflect the Venture's accounts in accordance with generally accepted accounting principles. Such adjustments are not recorded on the records of the Venture.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Venture to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Venture records amounts held in U.S. government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (none held at December 31, 1995 and 1994) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses are comprised of deferred leasing costs, which are amortized using the straight-line method over the terms of the related leases, and financing costs, which are amortized over the term of the related debt.

     Depreciation on the investment properties has been provided over the estimated useful lives of 5 to 30 years using the straight-line method.

     Under the Partnership's impairment policy, provisions for value impairment are recorded with respect to its investment property pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Therefore, the Partnership does not anticipate any effect on its financial statements upon full adoption of SFAS 121 as required in the first quarter of 1996.

     The investment property has been pledged as security for the long-term debt, for which there is no recourse to the Venture.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     Although certain leases provide for tenant occupancy during periods for which no rent is due and/or increases in minimum lease payments over the term of the lease, the Venture accrues prorated rental income for the full period of occupancy on a straight-line basis.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments," requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Venture believes the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Venture's other instruments. The debt, with a carrying balance of $41,845,394, has been calculated to have an SFAS 107 value of $58,104,098 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment and the inability to obtain comparable financing due to current levels of debt, previously modified debt terms or other property-specific competitive conditions, the Venture would be unable to refinance the property to obtain such calculated debt amount reported. (See note 3.)
The Venture has no other significant financial instruments.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the venture partners rather than the Venture.


(2)  VENTURE AGREEMENT

     A description of the venture agreement is contained in Note 3(c) of Notes to Consolidated Financial Statements of Carlyle-XVII. Such note is hereby incorporated herein by reference.


(3)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1995 and 1994:

                                                    1995          1994
                                                -----------    ----------

12% per annum mortgage note; secured by
 the Palm Desert Town Center; payable
 in monthly installments of principal
 and interest of $446,842 until paid
 in full in January 2019. . . . . . . . . . .   $41,845,394    42,164,903

      Less current portion of
        long-term debt. . . . . . . . . . . .       360,031       319,509
                                                -----------    ----------
      Total long-term debt. . . . . . . . . .   $41,485,363    41,845,394
                                                ===========    ==========

     Five year maturities of long-term debt are as follows:

                     1996 . . . . . . . . . .       $360,031
                     1997 . . . . . . . . . .        405,692
                     1998 . . . . . . . . . .        457,143
                     1999 . . . . . . . . . .        515,121
                     2000 . . . . . . . . . .        580,451
                                                    ========


(4)  LEASES

     (a)  As Property Lessor

     At December 31, 1995, the Venture's principal asset is a shopping mall. The Venture has determined that all leases relating to the property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding cost of land, is depreciated over the estimated useful life. Leases range in term from one to 25 years and provide for fixed minimum rent and partial to full reimbursement of operating costs.

     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), to be received in the future under the above operating commercial lease agreements, are as follows:

                     1996 . . . . . . . . . .     $ 7,053,695
                     1997 . . . . . . . . . .       6,773,298
                     1998 . . . . . . . . . .       6,220,007
                     1999 . . . . . . . . . .       5,184,121
                     2000 . . . . . . . . . .       4,793,987
                     Thereafter . . . . . . .      17,957,964
                                                  -----------
                                                  $47,983,072
                                                  ===========

     (b)  As Property Lessee

     The following lease agreement has been determined to be an operating lease:

     The Venture owns a leasehold interest which expires in December 2038 in the land underlying the Palm Desert Town Center. The ground lease provides for annual rental payments of $900,000 plus 50% of certain gross receipts of the shopping center above $6,738,256. In addition to cash payments due, periodic ground rent expense reflects an adjustment equal to 50% of the net change in accrued rents receivable. Total ground rent expense for the years ended December 31, 1995, 1994 and 1993 was $1,261,327, $1,347,204 and $1,015,968, respectively. Actual cash payments for 1995, 1994 and 1993 were $1,092,049, $1,050,000 and $900,000, respectively.

     Future minimum rental commitments under the lease are as follows:

                     1996 . . . . . . . . . .     $   900,000
                     1997 . . . . . . . . . .         900,000
                     1998 . . . . . . . . . .         900,000
                     1999 . . . . . . . . . .         900,000
                     2000 . . . . . . . . . .         900,000
                     Thereafter . . . . . . .      34,200,000
                                                  -----------
                                                  $38,700,000
                                                  ===========



                                                                                                SCHEDULE III

                                          JMB/HAHN PDTC ASSOCIATES, L.P.
                   (AN UNCONSOLIDATED VENTURE OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII)

                                     REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                 DECEMBER 31, 1995



                                                             COSTS
                                                          CAPITALIZED
                                    INITIAL COST           SUBSEQUENT             GROSS AMOUNT AT WHICH CARRIED
                                   TO VENTURE (A)       TO ACQUISITION                AT CLOSE OF PERIOD (B)
                              -------------------------  --------------      ------------------------------------
                                            BUILDINGS        LAND,                       BUILDINGS
                                              AND        BUILDINGS AND                      AND
                 ENCUMBRANCE     LAND      IMPROVEMENTS  IMPROVEMENTS          LAND     IMPROVEMENTS    TOTAL (D)
                 -----------  -----------  ------------ ---------------     ----------  ------------  -----------
SHOPPING CENTER:
 Palm Desert
  Town Center
  Palm Desert
  (Palm
  Springs),
  California.    $41,845,394      --  (C)    59,184,329         915,994          --       60,100,323   60,100,323
                 ===========  ===========    ==========      ==========     ==========    ==========   ==========



                                                                                                SCHEDULE III

                                          JMB/HAHN PDTC ASSOCIATES, L.P.
                   (AN UNCONSOLIDATED VENTURE OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII)

                                     REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                 DECEMBER 31, 1995

                                                                                      LIFE ON WHICH
                                                                                      DEPRECIATION
                                                                                       IN LATEST
                                                                                      STATEMENT OF        1995
                                      ACCUMULATED            DATE OF      DATE         OPERATIONS     REAL ESTATE
                                     DEPRECIATION(F)      CONSTRUCTION  ACQUIRED      IS COMPUTED        TAXES
                                    ----------------      ------------ ----------   ---------------   -----------
SHOPPING CENTER:
 Palm Desert
 Town Center
 Palm Desert
 (Palm
 Springs),
 California . . . . . . . . . . . . .     14,023,956         1983        12/23/88        5-30 years       743,746
                                         ===========                                                     ========

Notes:

    (A) The initial cost to the Venture represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

    (B) The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes was approximately $59,921,351.

    (C) Property operated under ground lease; see Note 4(b).



                                                                                                SCHEDULE III

                                          JMB/HAHN PDTC ASSOCIATES, L.P.
                   (AN UNCONSOLIDATED VENTURE OF CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII)

                                     REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                 DECEMBER 31, 1995

       (D)  Reconciliation of real estate owned:
                                                                 1995             1994              1993
                                                             ------------     ------------     ------------

      Balance at beginning of period. . . . . . . . . .      $ 60,061,137       60,060,557       60,021,816
      Additions during period . . . . . . . . . . . . .            39,186              580           38,741
                                                             ------------     ------------     ------------
      Balance at end of period. . . . . . . . . . . . .      $ 60,100,323       60,061,137       60,060,557
                                                             ============     ============     ============

       (E)  Reconciliation of accumulated depreciation:

      Balance at beginning of period. . . . . . . . . .      $ 12,018,826       10,011,970        8,008,698
      Depreciation expense. . . . . . . . . . . . . . .         2,005,130        2,006,856        2,003,272
                                                             ------------     ------------     ------------
      Balance at end of period. . . . . . . . . . . . .      $ 14,023,956       12,018,826       10,011,970
                                                             ============     ============     ============



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1994 and 1995.



                                  PART III

ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS

     JMB Realty Corporation, a Delaware Corporation ("JMB") is the Corporate General Partner and succeeded to all of the rights and responsibilities of the prior Corporate General Partner. Substantially all of the outstanding shares of JMB are owned by certain of its officers, directors, members of their families and affiliates. The Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P. Effective December 31, 1995 ABPP Associates, L.P. acquired all of the partnership interests in Realty Associates-XVII, L.P., the Associate General Partner, and elected to continue the business of Realty Associates-XVII, L.P. ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner, continues as the Associate General Partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Corporate General Partner are as follows:

                                                            SERVED IN
NAME                        OFFICE                          OFFICE SINCE
----                        ------                          ------------

Judd D. Malkin              Chairman                         5/03/71
                            Director                         5/03/71
                            Chief Financial Officer          2/22/96
Neil G. Bluhm               President                        5/03/71
                            Director                         5/03/71
Burton E. Glazov            Director                         7/01/71
Stuart C. Nathan            Executive Vice President         5/08/79
                            Director                         3/14/73
A. Lee Sacks                Director                         5/09/88
John G. Schreiber           Director                         3/14/73
H. Rigel Barber             Executive Vice President         1/02/87
                            Chief Executive Officer          8/01/93
Glenn E. Emig               Executive Vice President         1/01/93
                            Chief Operating Officer          1/01/95
Gary Nickele                Executive Vice President and     1/01/92
                            General Counsel                  2/27/84
Gailen J. Hull              Senior Vice President            6/01/88
Howard Kogen                Senior Vice President            1/02/86
                            Treasurer                        1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 5, 1996. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 5, 1996. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

    JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, JMB Income-VI, JMB Income-VII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 57) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 54) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 62) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 49) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. He is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers as well as a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 46) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 48) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 43) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 47) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 60) has been associated with JMB since March, 1973. He is a Certified Public Accountant.


ITEM 11.  EXECUTIVE COMPENSATION

     Officers and the directors of the Corporate General Partner receive no direct remuneration in such capacities from the Partnership. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, and a share of profits or losses. Reference is made to Notes 5 and 7 for a description of such transactions, distributions and allocations. In 1995, the General Partners received $22,812 of distributions and the Corporate General Partner earned management fees of $38,020. In addition, in 1995, the General Partners received previously deferred management fees and their distributive shares of net cash flow deferred from prior years in the aggregate amount of $503,803. The General Partners received a share of Partnership loss for tax purposes aggregating $180,256 in 1995. Such loss for tax purposes may benefit the General Partners (or the partners thereof) to the extent such loss may be used to offset taxable income from the Partnership or other sources.

     The Partnership is permitted to engage in various transactions involving the General Partners and their affiliates. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1995 aggregating $2,959 in connection with the provision of insurance coverage for a real property investment of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     An affiliate of the Corporate General Partner provided property management services in 1995 for the 18 Central Street Building in East Brunswick, New Jersey. In 1995, such affiliate earned property management fees of $74,469 for such services, of which all were paid as of December 31, 1995.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. In 1995, the Corporate General Partner of the Partnership was due reimbursement for such out-of-pocket expenses in the amount of $69,830, of which $35,911 were unpaid as of December 31, 1995.

     Additionally, the General Partners are also entitled to reimbursements for administrative, legal and accounting services. Such costs for 1995 were $80,615 for these services, all of which were paid as of December 31, 1995.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the  Partnership.

     (b) The Corporate General Partner, its officers and directors, and the Associate General Partner own the following Interests of the Partnership:

                               NAME OF                         AMOUNT AND NATURE
                               BENEFICIAL                      OF BENEFICIAL               PERCENT
TITLE OF CLASS                 OWNER                           OWNERSHIP                   OF CLASS
--------------                 ----------                      -----------------           --------

Limited Partnership            JMB Realty Corporation          14.11023 Interests (1)      Less than 1%
Interests

Limited Partnership            Corporate General               14.50836 Interests (1)(2)   Less than 1%
Interests                      Partner, its officers
                               and directors, and
                               the Associate General
                               Partner as a group

----------

     (1)  Includes 9.11023 Interests owned directly and 5 Interests owned by the Initial Limited Partner for which
JMB Realty Corporation, as its indirect majority shareholder, is deemed to have sole voting and investment power.

     (2)  Includes .39813 Interests owned by officers or their relatives for which an officer has sole investment and voting power as to such Interests so owned.

     No officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     (c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the Corporate General Partner, its affiliates or their management other than those described in Items 10 and 11 above.



                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this report:

              (1) Financial Statements (See Index to Financial Statements filed with this annual report).

              (2)   Exhibits.

                     3. Amended and Restated Agreement of Limited Partnership set forth as Exhibit A to the Prospectus, is hereby incorporated by reference to Exhibit 3 to the Partnership's Report on Form 10-K for December 31, 1992 (File No. 0-17708) dated March 19, 1993.

                     4-A. Assignment Agreement set forth as Exhibit B to the Prospectus, a copy of which is hereby incorporated by reference to
Exhibit 4-A to the Partnership's Report on Form 10-K for December 31, 1992 (File No. 0-17708) dated March 19, 1993.

                     4-B.  through
                     4-D. Copies of documents relating to certain purchase money notes secured by Minimax #2, Minimax #3 and 1801 West Belt are hereby incorporated by reference to Exhibits 4-B through 4-D to the Partnership's Form 10-K for December 31, 1992 (File No. 0-17708) dated March 19, 1993.

                     4-E. Copy of documents relating to the mortgage loan secured by Pine Forest #17 are hereby incorporated by reference to Exhibit 4-E to the Partnership's Form 10-K for December 31, 1992 (File No. 0-17708) dated March 19, 1993.

                     4-F. Copy of document relating to the conditional consent letter agreement secured by the 18 Central Shopping Center are hereby incorporated by reference to Exhibit 4-G to the Partnership's Form 10-K for December 31, 1992 (File No. 0-17708) dated March 19, 1993.

                     4-G. Copy of document relating to mortgage loan secured by Silber #1 is hereby incorporated by reference to Exhibit 4-H to the Partnership's Form 10-K for December 31, 1993 (File No. 0-17708) dated March 25, 1994.

                     4-H. Copy of document relating to the modification of the mortgage loan secured by 18 Central Shopping Center is hereby incorporated by reference to Exhibit 4-I to the Partnership's Form 10-K for December 31, 1993 (File No. 0-17708) dated March 25, 1994.

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

                    10-C. Copy of Purchase and Sale Agreement together with the Lease Guarantee Agreement for Minimax #2, Minimax #3 and 1801 West Belt are hereby incorporated by reference to Exhibit 10-E to the Partnership's Form 10-K for December 31, 1992 (File No. 0-17708) dated March 19, 1993.

                    10-D. Copy of Purchase and Sale Agreement for the acquisition of Pine Forest #17 is hereby incorporated by reference to
Exhibit 10-F to the Partnership's Form 10-K for December 31, 1992 (File No. 0-17708) dated March 19, 1993.

                    10-E. Copies of Limited Partnership Agreement and Formation of Partnership Agreement relating to JMB/Warehouse Associates are hereby incorporated by reference to Exhibit 10-G to the Partnership's Form 10-K for December 31, 1992 (File No. 0-17708) dated March 19, 1993.

                    10-F. Copy of Purchase and Sale Agreement for the acquisition of Silber #1 is hereby incorporated by reference to Exhibit 10-G to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-17708) dated March 25, 1994.

                    21.   List of Subsidiaries.

                    24.   Power of Attorney.

                    27.   Financial Data Schedule.

     Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such to the Securities and Exchange Commission upon request.

     (b) The following reports on Form 8-K were required or filed since the beginning of the last quarter of the period covered by this report

         None.

     No annual report for the fiscal year 1995 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.



                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XVII

                  By:     JMB Realty Corporation
                          Corporate General Partner

                          GAILEN J. HULL
                  By:     Gailen J. Hull
                          Senior Vice President
                  Date:   March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:     JMB Realty Corporation
                          Corporate General Partner


                          JUDD D. MALKIN*
                  By:     Judd D. Malkin, Chairman and
                          Chief Financial Officer
                  Date:   March 25, 1996

                          NEIL G. BLUHM*
                  By:     Neil G. Bluhm, President and Director
                  Date:   March 25, 1996

                          H. RIGEL BARBER*
                  By:     H. Rigel Barber, Chief Executive Officer
                  Date:   March 25, 1996

                          GLENN E. EMIG*
                  By:     Glenn E. Emig, Chief Operating Officer
                  Date:   March 25, 1996


                          GAILEN J. HULL
                  By:     Gailen J. Hull, Senior Vice President
                          Principal Accounting Officer
                  Date:   March 25, 1996

                          A. LEE SACKS*
                  By:     A. Lee Sacks, Director
                  Date:   March 25, 1996

                          STUART C. NATHAN*
                  By:     Stuart C. Nathan, Executive Vice President
                            and Director
                  Date:   March 25, 1996

                  *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                          GAILEN J. HULL
                  By:     Gailen J. Hull, Attorney-in-Fact
                  Date:   March 25, 1996


               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII

                                EXHIBIT INDEX


                                                    DOCUMENT
                                                 INCORPORATED
                                                 BY REFERENCE     PAGE
                                                 -------------    ----

  3.        Amended and Restated Agreement
            of Limited Partnership set forth
            as Exhibit A to the Prospectus.                Yes

  4-A.      Assignment Agreement, set forth
            as Exhibit B to the Prospectus.                Yes

  4.B. through
    4.D.    Copies of documents relating to
            the purchase money notes secured,
            individually, by Minimax #2,
            Minimax #3 and 1801 West Belt.                 Yes

  4.E.      Copies of documents relating to
            the mortgage loan secured by
            Pine Forest #17.                               Yes

  4-F.      Copy of document relating to the
            conditional consent letter
            agreement secured by the
            18 Central Shopping Center                     Yes

  4-G.      Copy of document relating
            to the mortgage loan secured
            by Silber #1                                   Yes

  4-H.      Copy of document relating
            to modification of the
            mortgage loan secured by
            18 Central Shopping Center.                    Yes

  10-A.     Copy of Agreement together
            with certain documents relating
            to purchase of an interest
            in Palm Desert Town Center.                    Yes

  10-B.     Copy of Agreement together
            with certain documents relating
            to the purchase of the
            18 Central Shopping Center.                    Yes

  10-C.     Copy of Purchase and Sale
            Agreement together with
            the Lease Guarantee Agreement
            for Minimax #2, Minimax #3
            and 1801 West Belt.                            Yes

  10-D.     Copy of Purchase and Sale
            Agreement for the acquisition
            of Pine Forest #17                             Yes

  10-E.     Copies of Limited Partnership
            Agreement and Formation of
            Partnership Agreement relating
            to JMB/Warehouse Associates.                   Yes



                                                    DOCUMENT
                                                 INCORPORATED
                                                 BY REFERENCE     PAGE
                                                 -------------    ----

  10-F.     Copy of Purchase and Sale
            Agreement and related documents
            relating to the purchase of
            Silber #1                                      Yes

  21.       List of Subsidiaries.                           No

  24.       Power of Attorney.                              No

  27.       Financial Data Schedule                         No