Form 10-Q
period 1996-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XVII
filed 1996-05-15
CIK 804214

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended March 31, 1996      Commission file #0-17708




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


                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .    10



PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    11

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    12




PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XVII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS

                                    MARCH 31, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                              MARCH 31,    DECEMBER 31,
                                                                                1996          1995
                                                                            ------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  4,767,340      4,856,276
  Interest, rents and other receivables . . . . . . . . . . . . . . . .          153,350        204,518
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           14,867         14,867
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .          165,138        163,011
                                                                            ------------    -----------

          Total current assets. . . . . . . . . . . . . . . . . . . . .        5,100,695      5,238,672
                                                                            ------------    -----------

Investment properties, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,835,602      4,835,602
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .       21,409,996     21,397,235
                                                                            ------------    -----------
                                                                              26,245,598     26,232,837
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .       (4,254,722)    (4,076,379)
                                                                            ------------    -----------
          Total investment properties,
            net of accumulated depreciation . . . . . . . . . . . . . .       21,990,876     22,156,458
                                                                            ------------    -----------

Investment in unconsolidated venture, at equity . . . . . . . . . . . .          379,019        410,294
Note receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .          116,133        128,914
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          468,618        488,710
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          316,679        316,864
                                                                            ------------    -----------
                                                                            $ 28,372,020     28,739,912
                                                                            ============    ===========

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $    323,693        323,589
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .           62,421          9,243
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          276,690        277,297
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .           91,612        348,998
                                                                            ------------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . . .          754,416        959,127
                                                                            ------------    -----------
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .          302,500        302,500
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           59,951         59,951
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16,818,731     16,895,434
                                                                            ------------    -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .       17,935,598     18,217,012
Venture partner's subordinated equity in venture. . . . . . . . . . . .           76,526         75,213
Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . .           20,000         20,000
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .         (213,122)      (213,122)
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . .         (279,922)      (276,410)
                                                                            ------------    -----------
                                                                                (473,044)      (469,532)
                                                                            ------------    -----------
  Limited partners (34,220.16336 Interests):
      Capital contributions, net of offering costs. . . . . . . . . . .       29,696,495     29,696,495
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .      (12,341,712)   (12,341,712)
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (6,521,843)    (6,437,564)
                                                                            ------------    -----------
                                                                              10,832,940     10,917,219
                                                                            ------------    -----------
          Total partners' capital accounts (deficits) . . . . . . . . .       10,359,896     10,447,687
                                                                            ------------    -----------
                                                                            $ 28,372,020     28,739,912
                                                                            ============    ===========

                        See accompanying notes to consolidated financial statements.


                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                                                1996           1995
                                                                            ------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    897,083        947,301
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . .           69,090         80,992
                                                                             -----------     ----------
                                                                                 966,173      1,028,293
                                                                             -----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . .          362,627        376,383
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          178,343        178,254
  Property operating expenses . . . . . . . . . . . . . . . . . . . . .          318,821        281,572
  Professional services . . . . . . . . . . . . . . . . . . . . . . . .           33,000         35,007
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . .           42,742         41,916
  Management fees to corporate general partner. . . . . . . . . . . . .            --             9,506
  General and administrative. . . . . . . . . . . . . . . . . . . . . .           85,843         58,039
                                                                             -----------     ----------
                                                                               1,021,376        980,677
                                                                             -----------     ----------
       Operating earnings (loss). . . . . . . . . . . . . . . . . . . .          (55,203)        47,616
Partnership's share of operations
  of unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . .          (31,275)       (14,075)
Venture partner's share of
  venture's operations. . . . . . . . . . . . . . . . . . . . . . . . .           (1,313)          (887)
                                                                             -----------     ----------
       Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . .      $   (87,791)        32,654
                                                                             ===========     ==========
       Net earnings (loss) per limited partnership
         interest . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     (2.47)           .92
                                                                             ===========     ==========
       Cash distributions per limited partnership
         interest . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     --              4.00
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


                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)
                                                                                 1996             1995
                                                                             ------------    ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (87,791)         32,654
  Items not requiring (providing) cash or cash equivalents:
      Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       178,343         178,254
      Amortization of deferred expenses . . . . . . . . . . . . . . . . . .        42,742          41,916
      Partnership's share of operations of unconsolidated ventures. . . . .        31,275          14,075
      Venture partner's share of venture's operations . . . . . . . . . . .         1,313             887
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .        51,168            (665)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .         --              8,897
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,127)         (1,347)
    Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,781          11,605
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .           185           8,703
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        53,178          10,863
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (607)         10,910
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      (257,386)       (225,924)
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .        23,074          90,828
                                                                             ------------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --         (3,655,338)
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .       (12,761)           (140)
  Partnership's distributions from unconsolidated ventures. . . . . . . . .         --             23,368
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .         --               (995)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       (22,650)          --
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .       (35,411)     (3,633,105)
                                                                             ------------     -----------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .       (76,599)        (70,189)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .         --           (136,874)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .         --              --
                                                                             ------------     -----------

          Net cash provided by (used in) financing activities . . . . . . .       (76,599)       (207,063)
                                                                             ------------     -----------
          Net increase (decrease) in cash and cash equivalents  . . . . . .       (88,936)     (3,749,340)

          Cash and cash equivalents, beginning of year. . . . . . . . . . .     4,856,276       4,943,718
                                                                             ------------     -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . .  $  4,767,340       1,194,378
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $    363,234         365,473
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


            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1996 AND 1995

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1995 which are included in the Partnership's 1995 Annual Report on Form 10-K (File No. 0-17708) filed on March 25, 1996, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership (and its consolidated venture) to the General Partners and their affiliates as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are as follows:
                                                           Unpaid at
                                                           March 31,
                                    1996        1995         1996
                                  -------     -------    -------------

Property management fees. . .     $16,418      18,593          --
Management fees to
 corporate general partner. .        --         9,506          --
Reimbursement (at cost) for
 out-of-pocket expenses and
 salaries and salary-related
 expenses . . . . . . . . . .       8,322      10,744         42,661
                                  -------     -------        -------
                                  $24,740      38,843         42,661
                                  =======     =======        =======


18 CENTRAL SHOPPING CENTER

     In connection with the 1993 loan modification and extension, commencing in 1994 the Partnership is required to deposit 95% of the "net cash flow" (as defined) from the property up to $750,000 and 47.5% in excess of such amount in a collateral account to be used for the payment of tenant improvement costs, leasing commissions, other capital expenditures and operating deficits (as of the date of this report, $93,750 was deposited and no amounts have been funded from this account). In addition, the property requires certain capital and major repair projects, including roof replacement, to be completed over the next several years which are currently expected to commence in 1996. These costs, which are estimated to be approximately $200,000, are currently expected to be paid out of the Partnership's working capital and cash flow from the Partnership's other investment properties. The Partnership is actively pursuing replacement tenants for the remaining vacant space. In 1997, tenant leases representing approximately 25,000 square feet (approximately 29% of the portion of the center owned by the Partnership) expire. Not all of these leases are expected to renew. This may result in increased vacancy and/or significant re-leasing costs for the property with a resulting adverse effect on property cash flow.

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


PALM DESERT TOWN CENTER

     Occupancy at the portion of the shopping center in which the Partnership owns an interest decreased to 91%, down from 93% in the previous quarter. Sales at the center have been negatively impacted during the last several quarters by new competition in the Center's trade area. The Center will continue to be subject to increased competition from new developments that are expected to be opening in the vicinity in the near future. The property is operating at an approximately break even level.

     The joint venture is considering a possible expansion of the mall and restructuring of the ground lease and loan. In the event that the joint venture decides to proceed, the Partnership would utilize funds in reserve to pay for its share of costs.


HOUSTON INDUSTRIAL PROPERTIES

     During the quarter, the aggregate occupancy of the five industrial buildings decreased to 98%, down from 100% due to 12,300 square feet vacated at the Silber #1 location. The buildings are producing cash flow for the Partnership. The Partnership is actively pursuing replacement tenants for the vacated space.


INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary financial information for Palm Desert for the three months ended March 31, 1996 and 1995 is as follows:

                                 1996        1995
                              ----------  ----------

     Total income . . . . . . $2,728,079   2,692,797
     Expenses applicable to
       operating income . . .  3,028,290   3,080,933
                              ----------  ----------
     Net loss . . . . . . . . $  300,211     388,136
                              ==========  ==========
     Partnership's share
       of loss. . . . . . . . $   31,275      14,075
                              ==========  ==========

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1996 and for the three months ended March 31, 1996 and 1995.


PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the 18 Central Shopping Center.

     After reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the near term), barring unforeseen economic developments. Although the Partnership expects to distribute sale proceeds from the disposition of the Partnership's remaining assets, aggregate distributions received by Limited Partners over the entire term of the Partnership will receive significantly less than their original investment.

However, in connection with sales or other dispositions (including a transfer of title to a lender) of the properties (or interests therein) owned by the Partnership or its ventures, the Limited Partners may be allocated substantial gain for Federal income tax purposes regardless of whether any proceeds are distributable from such sales or other dispositions.

RESULTS OF OPERATIONS

     The decrease in investment in unconsolidated venture, at equity at March 31, 1996 as compared to December 31, 1995 is primarily due to the Partnership's share of operating losses at the Palm Desert investment property.

     The increase in accounts payable at March 31, 1996 as compared to December 31, 1995 and the increase in general and administrative expenses for the three months ended March 31, 1996 as compared to the previous year is primarily due to the accrual of certain out-of-pocket expenses and salaries and salary-related expenses to be reimbursed to the Corporate General Partner which remain unpaid.

     The decrease in rental income for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to decreased occupancy at the Houston Property (Silber #1).

     The increase in property operating expenses for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to recording a reserve for certain tenant accounts receivables at the 18 Central Shopping and an increase in snow removal costs resulting from severe winter weather experienced at the 18 Central Shopping Center property. A special snow assessment was billed and recovered from the tenants.

     The increase in Partnership's share of operations of unconsolidated venture for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to the Partnership's venture partner at Palm Desert Shopping Center completing its obligation to fund deficits, resulting in a change in the profit and loss allocations which commenced in 1995.



PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:

                                                    1995                             1996
                                 --------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1.  Palm Desert Town Center
     Palm Desert, California. . .    97%       96%        93%       93%     91%

2.  18 Central Shopping Center
     East Brunswick, New Jersey .    91%       82%        82%       91%     92%

3.  Minimax #2,
     Houston, Texas . . . . . . .   100%      100%       100%      100%    100%

4.  Minimax #3,
     Houston, Texas . . . . . . .   100%      100%       100%      100%    100%

5.  1801 West Belt
     Houston, Texas . . . . . . .   100%      100%       100%      100%    100%

6.  Pine Forest #17
     Houston, Texas . . . . . . .   100%      100%       100%      100%    100%

7.  Silber #1
     Houston, Texas . . . . . . .   100%      100%       100%      100%     93%




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits.

          3 and
          4-A.     The Amended and Restated Agreement of Limited
Partnership set forth as Exhibit A to the Prospectus and the Assignment Agreement set forth as Exhibit B to the Prospectus, copies of which are hereby incorporated by reference to Exhibit 3 and Exhibit 4-A to the Partnership's report on Form 10-K for December 31, 1992 (File No. 0-17708) dated March 19, 1993.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 10, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 10, 1996