Form 10-K/A
period 1995-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XVII
filed 1996-05-28
CIK 804214

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549



                              FORM 10K/A

                            AMENDMENT NO. 1


           Filed pursuant to Section 12, 13, or 15(d) of the Securities Exchange Act of 1934



            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
         -----------------------------------------------------
        (Exact name of registrant as specified in its charter)



                                      IRS Employer Identification
Commission File No. 0-17708                  No. 36-3467497





     The undersigned registrant hereby amends the following sections of its Report for December 31, 1995 on Form 10-K as set forth in the pages attached hereto:


                               PART III

    ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

                            Pages 59 to 61



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII

                      By:   JMB Realty Corporation
                            Corporate General Partner



                            GAILEN J. HULL
                      By:   Gailen J. Hull
                            Senior Vice President





Dated:  May 28, 1996




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1994 and 1995.



                               PART III

ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS

     JMB Realty Corporation, a Delaware Corporation ("JMB") is the Corporate General Partner and succeeded to all of the rights and responsibilities of the prior Corporate General Partner. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. The Corporate General Partner has responsibility for all aspects of the Partnership's operations. Effective December 31, 1995, ABPP Associates, L.P. acquired all of the partnership interests in Realty Associates-XVII, L.P., the Associate General Partner, and elected to continue the business of Realty Associates-XVII, L.P. ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner, continues as the Associate General Partner. The limited partners of ABPP Associates, L.P. are generally officers, directors and affiliates of JMB or its affiliates.

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

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Corporate General Partner are as follows:













                                  59


                                                        SERVED IN
NAME                      OFFICE                        OFFICE SINCE
- ----                      ------                        ------------

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

                                  60


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

                                  61