Form 10-Q
period 1996-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XVII
filed 1996-08-13
CIK 804214

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended June 30, 1996       Commission file #0-17708




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




                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .    11



PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    13

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    14






PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XVII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS

                                     JUNE 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                              JUNE 30,     DECEMBER 31,
                                                                                1996          1995
                                                                            ------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  4,751,158      4,856,276
  Interest, rents and other receivables . . . . . . . . . . . . . . . .          131,058        204,518
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           14,867         14,867
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .          166,484        163,011
                                                                            ------------    -----------

          Total current assets. . . . . . . . . . . . . . . . . . . . .        5,063,567      5,238,672
                                                                            ------------    -----------

Investment properties, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,835,602      4,835,602
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .       21,440,133     21,397,235
                                                                            ------------    -----------
                                                                              26,275,735     26,232,837
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .       (4,433,064)    (4,076,379)
                                                                            ------------    -----------
          Total investment properties,
            net of accumulated depreciation . . . . . . . . . . . . . .       21,842,671     22,156,458
                                                                            ------------    -----------

Investment in unconsolidated venture, at equity . . . . . . . . . . . .          322,168        410,294
Note receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .          103,055        128,914
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          433,728        488,710
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          316,494        316,864
                                                                            ------------    -----------
                                                                            $ 28,081,683     28,739,912
                                                                            ============    ===========

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------


Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $    330,845        323,589
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .           53,282          9,243
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          276,071        277,297
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          183,223        348,998
                                                                            ------------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . . .          843,421        959,127
                                                                            ------------    -----------
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .          302,500        302,500
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           59,951         59,951
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16,733,289     16,895,434
                                                                            ------------    -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .       17,939,161     18,217,012
Venture partner's subordinated equity in venture. . . . . . . . . . . .           78,302         75,213
Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . .           20,000         20,000
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .         (224,528)      (213,122)
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . .         (280,342)      (276,410)
                                                                            ------------    -----------
                                                                                (484,870)      (469,532)
                                                                            ------------    -----------
  Limited partners (34,220.16336 Interests):
      Capital contributions, net of offering costs. . . . . . . . . . .       29,696,495     29,696,495
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .      (12,615,473)   (12,341,712)
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (6,531,932)    (6,437,564)
                                                                            ------------    -----------
                                                                              10,549,090     10,917,219
                                                                            ------------    -----------
          Total partners' capital accounts (deficits) . . . . . . . . .       10,064,220     10,447,687
                                                                            ------------    -----------
                                                                            $ 28,081,683     28,739,912
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




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                              THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 1,055,317       947,162     1,952,400     1,894,463
  Interest income . . . . . . . . . . . . . . . .       56,188        80,436       125,278       161,428
                                                   -----------    ----------   -----------    ----------
                                                     1,111,505     1,027,598     2,077,678     2,055,891
                                                   -----------    ----------   -----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .      369,265       375,147       731,892       751,530
  Depreciation. . . . . . . . . . . . . . . . . .      178,342       178,254       356,685       356,508
  Property operating expenses . . . . . . . . . .      386,093       280,813       704,914       562,385
  Professional services . . . . . . . . . . . . .       20,620        20,509        53,620        55,516
  Amortization of deferred expenses . . . . . . .       42,742        43,376        85,484        85,292
  Management fees to corporate general partner. .       19,010         9,505        19,010        19,011
  General and administrative. . . . . . . . . . .       47,315        50,494       133,158       108,533
                                                   -----------    ----------   -----------    ----------
                                                     1,063,387       958,098     2,084,763     1,938,775
                                                   -----------    ----------   -----------    ----------
       Operating earnings (loss). . . . . . . . .       48,118        69,500        (7,085)      117,116
Partnership's share of operations
  of unconsolidated ventures. . . . . . . . . . .      (56,851)      (35,909)      (88,126)      (49,984)
Venture partner's share of
  venture's operations. . . . . . . . . . . . . .       (1,776)       (2,064)       (3,089)       (2,951)
                                                   -----------    ----------   -----------    ----------
       Net earnings (loss). . . . . . . . . . . .  $   (10,509)       31,527       (98,300)       64,181
                                                   ===========    ==========   ===========    ==========
       Net earnings (loss) per
         limited partnership
         interest . . . . . . . . . . . . . . . .  $      (.29)          .88         (2.76)         1.80
                                                   ===========    ==========   ===========    ==========
       Cash distributions per
         limited partnership
         interest . . . . . . . . . . . . . . . .  $      8.00          4.00          8.00          8.00
                                                   ===========    ==========   ===========    ==========

                        See accompanying notes to consolidated financial statements.




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (UNAUDITED)
                                                                                 1996             1995
                                                                             ------------    ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (98,300)         64,181
  Items not requiring (providing) cash or cash equivalents:
      Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       356,685         356,508
      Amortization of deferred expenses . . . . . . . . . . . . . . . . . .        85,484          85,292
      Partnership's share of operations of unconsolidated ventures. . . . .        88,126          49,984
      Venture partner's share of venture's operations . . . . . . . . . . .         3,089           2,951
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .        73,460         (64,295)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .         --             14,867
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,473)        (64,965)
    Note receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        25,859          23,415
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .           370          36,554
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        44,039        (295,653)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,226)         22,135
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      (165,775)       (140,268)
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .       408,338          90,706
                                                                             ------------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --         (3,554,933)
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .       (42,898)           (140)
  Partnership's distributions from unconsolidated ventures. . . . . . . . .         --             23,368
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .         --               (995)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       (30,502)        (19,838)
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .       (73,400)     (3,552,538)
                                                                             ------------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (154,889)       (141,929)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .      (273,761)       (273,743)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .       (11,406)       (194,631)
                                                                             ------------     -----------

          Net cash provided by (used in) financing activities . . . . . . .      (440,056)       (610,303)
                                                                             ------------     -----------
          Net increase (decrease) in cash and cash equivalents  . . . . . .      (105,118)     (4,072,135)

          Cash and cash equivalents, beginning of year. . . . . . . . . . .     4,856,276       4,943,718
                                                                             ------------     -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . .  $  4,751,158         871,583
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $    733,118         729,395
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
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

                        JUNE 30, 1996 AND 1995

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

     Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of their employees, certain of their officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership (and its consolidated venture) to the General Partners and their affiliates as of June 30, 1996 and for the six months ended June 30, 1996 and 1995 were as follows:

                                                           Unpaid at
                                                           June 30,
                                    1996        1995         1996
                                  -------     -------    -------------

Property management fees. . .     $33,628      36,758           --
Management fees to
 corporate general partner. .      19,010      19,011           --
Insurance commissions . . . .         671       2,959           --
Reimbursement (at cost) for
 out-of-pocket salary and
 salary-related expenses
 related to the on-site
 personnel and for other
 costs for the Partnership
 and its investment
 properties . . . . . . . . .      31,186      42,504         29,892
                                  -------     -------         ------
                                  $84,495     101,232         29,892
                                  =======     =======         ======


18 CENTRAL SHOPPING CENTER

     In connection with the 1993 loan modification and extension, commencing in 1994 the Partnership is required to deposit 95% of the "net cash flow" (as defined) from the property up to $750,000 and 47.5% in excess of such amount in a collateral account to be used for the payment of tenant improvement costs, leasing commissions, other capital expenditures and operating deficits (as of the date of this report, $93,750 has been deposited and no amounts have been funded from this account). In addition, the property requires certain capital and major repair projects, including roof replacement, to be completed over the next several years which are currently expected to commence in late 1996. These costs, which are estimated to be approximately $200,000, are currently expected to be paid out of the Partnership's working capital and cash flow from the Partnership's other investment properties. The Partnership is actively pursuing replacement tenants for the remaining vacant space. In 1997, tenant leases representing approximately 25,000 square feet (approximately 29% of the portion of the center owned by the Partnership) expire. Not all of these leases are expected to renew. This may result in increased vacancy and/or significant re-leasing costs for the property with a resulting adverse effect on property cash flow. Moreover, rents achieved upon renewal or releasing of the space is expected to be at market rates that are significantly lower than the current rents received for this space.


PALM DESERT TOWN CENTER

     Occupancy at the portion of the shopping center in which the Partnership owns an interest decreased to 92% at June 30, 1996, down from 93% at December 31, 1995. Sales at the center have been negatively impacted during the last several quarters by new competition in the center's trade area. The center will continue to be subject to increased competition from new developments that are expected to be opening in the vicinity in the near future. In addition, the property's operations have been affected by tenant bankruptcies during the past year. The property is operating at an approximately break even level.

     The joint venture is considering a possible expansion of the mall and restructuring of the ground lease and loan. In the event that the joint venture decides to proceed, the Partnership would utilize funds in its reserve to pay for its share of costs.


HOUSTON INDUSTRIAL PROPERTIES

     At the end of the second quarter, the aggregate occupancy of the five industrial buildings remained at 98%, down from 100% at December 31, 1995 due to 12,300 square feet vacated at the Silber #1 location during the first quarter. The buildings are producing cash flow for the Partnership. The Partnership is actively pursuing replacement tenants for the vacated space.


INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary financial information for Palm Desert for the six months ended June 30, 1996 and 1995 is as follows:


                                 1996        1995
                              ----------  ----------

     Total income . . . . . . $5,277,655   5,305,550
     Expenses applicable to
       operating income . . .  6,123,601   6,038,391
                              ----------  ----------

     Net loss . . . . . . . . $  845,946     732,841
                              ==========  ==========

     Partnership's share
       of loss. . . . . . . . $   88,126      49,984
                              ==========  ==========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995.





PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the 18 Central Shopping Center. Capitalized terms used in this report and not otherwise defined have the same meanings as in the Partnership's 1995 Annual Report on Form 10-K.

     During the second quarter some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 1,576 Interests in the Partnership at $160 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 300 Interests being purchased by such unaffiliated third party pursuant to such offer. In addition, the Partnership has, from time to time, received inquires from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests. Expenses incurred in connection with the previous tender offer(s) and additional potential tender offers for Interests are expected to increase Partnership operating expenses in the third quarter.

     After reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the near term), barring unforeseen economic developments. Although the Partnership may not realize any significant proceeds from a disposition of the 18 Central Shopping Center, it does expect to realize net proceeds from the sale of its other remaining real estate assets. However, aggregate sale distributions received by Limited Partners over the entire term of the Partnership will be significantly less than their original investment. In connection with sales or other dispositions (including a transfer of title to a lender) of the properties (or interests therein) owned by the Partnership or its ventures, the Limited Partners may be allocated substantial gain for Federal income tax purposes regardless of whether any proceeds are distributable from such sales or other dispositions.

RESULTS OF OPERATIONS

     The decrease in interest, rents and other receivables at June 30, 1996 as compared to December 31, 1995 is primarily due to the receipt of 1995 common area maintenance income accrued in 1995 and billed in 1996 at the Houston Properties.

     The decrease in investment in unconsolidated venture, at equity at June 30, 1996 as compared to December 31, 1995 is primarily due to the Partnership's share of operating losses at the Palm Desert investment property.

     The increase in accounts payable at June 30, 1996 as compared to December 31, 1995 and the increase in general and administrative expenses for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 is primarily due to the accrual of certain out-of-pocket expenses and salaries and salary-related expenses to be reimbursed to the Corporate General Partner.

     The decrease in accrued real estate taxes at June 30, 1996 as compared to December 31, 1995 is primarily due to 1995 real estate taxes being paid in January 1996 at the Houston Properties.

     The increase in rental income for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to increased occupancy and the recovery of the special snow assessment (as described below) at the 18 Central Shopping Center property.

The increase is also due to the 1995 common area maintenance lump-sum billing being higher than was estimated and accrued for at year-end at the Houston Properties.

     The decrease in interest income for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to a lower average cash balance invested by the Partnership in 1996.

     The increase in property operating expenses for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to recording a reserve for certain tenant accounts receivable at the 18 Central Shopping Center and an increase in snow removal costs resulting from severe winter weather experienced at the 18 Central Shopping Center property. A special snow assessment was billed and recovered from the tenants in 1996.

     The increase in Partnership's share of operations of unconsolidated venture for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to the Partnership's venture partner at Palm Desert Shopping Center completing its obligation to fund deficits, resulting in a change in the profit and loss allocations which commenced in the fourth quarter of 1995.





PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:

                                                    1995                             1996
                                 --------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1.  Palm Desert Town Center
     Palm Desert, California. . .    97%       96%        93%       93%     91%      92%

2.  18 Central Shopping Center
     East Brunswick, New Jersey .    91%       82%        82%       91%     92%      92%

3.  Minimax #2,
     Houston, Texas . . . . . . .   100%      100%       100%      100%    100%     100%

4.  Minimax #3,
     Houston, Texas . . . . . . .   100%      100%       100%      100%    100%     100%

5.  1801 West Belt
     Houston, Texas . . . . . . .   100%      100%       100%      100%    100%     100%

6.  Pine Forest #17
     Houston, Texas . . . . . . .   100%      100%       100%      100%    100%     100%

7.  Silber #1
     Houston, Texas . . . . . . .   100%      100%       100%      100%     93%      93%






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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 9, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 9, 1996