Form 10-Q
period 1996-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XVII
filed 1996-11-13
CIK 804214

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended September 30, 1996  Commission file #0-17708




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

                                         CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                                1996          1995
                                                                            ------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  4,919,010      4,856,276
  Interest, rents and other receivables . . . . . . . . . . . . . . . .           44,298        204,518
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           35,451         14,867
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .          163,593        163,011
                                                                            ------------    -----------
          Total current assets. . . . . . . . . . . . . . . . . . . . .         5,162,352     5,238,672
                                                                            ------------    -----------

Investment properties, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,683,671      4,835,602
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .       20,536,798     21,397,235
                                                                            ------------    -----------
                                                                              25,220,469     26,232,837
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .       (4,611,548)    (4,076,379)
                                                                            ------------    -----------
          Total investment properties,
            net of accumulated depreciation . . . . . . . . . . . . . .       20,608,921     22,156,458
                                                                            ------------    -----------

Investment in unconsolidated venture, at equity . . . . . . . . . . . .          302,741        410,294
Note receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .           89,549        128,914
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          458,285        488,710
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          286,164        316,864
                                                                            ------------    -----------
                                                                            $ 26,908,012     28,739,912
                                                                            ============    ===========

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------


Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $    338,163        323,589
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .           98,783          9,243
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          279,611        277,297
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          274,835        348,998
                                                                            ------------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . . .          991,392        959,127
                                                                            ------------    -----------
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .          302,500        302,500
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           59,951         59,951
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16,645,950     16,895,434
                                                                            ------------    -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .       17,999,793     18,217,012
Venture partner's subordinated equity in venture. . . . . . . . . . . .           78,338         75,213
Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . .           20,000         20,000
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .         (224,528)      (213,122)
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . .         (329,717)      (276,410)
                                                                            ------------    -----------
                                                                                (534,245)      (469,532)
                                                                            ------------    -----------
  Limited partners (34,220.16336 Interests):
      Capital contributions, net of offering costs. . . . . . . . . . .       29,696,495     29,696,495
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .      (12,615,446)   (12,341,712)
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (7,716,923)    (6,437,564)
                                                                            ------------    -----------
                                                                               9,364,126     10,917,219
                                                                            ------------    -----------
          Total partners' capital accounts (deficits) . . . . . . . . .        8,829,881     10,447,687
                                                                            ------------    -----------
                                                                            $ 26,908,012     28,739,912
                                                                            ============    ===========

                        See accompanying notes to consolidated financial statements.




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $   835,857       961,923     2,788,257     2,856,386
  Interest income . . . . . . . . . . . . . . . .       52,879        75,336       178,157       236,764
                                                   -----------    ----------   -----------    ----------
                                                       888,736     1,037,259     2,966,414     3,093,150
                                                   -----------    ----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .      371,694       372,900     1,103,586     1,124,430
  Depreciation. . . . . . . . . . . . . . . . . .      178,484       175,849       535,169       532,357
  Property operating expenses . . . . . . . . . .      332,410       298,839     1,037,324       861,224
  Professional services . . . . . . . . . . . . .       10,102         --           63,722        55,516
  Amortization of deferred expenses . . . . . . .       47,675        46,187       133,159       131,479
  Management fees to corporate general partner. .        --            9,505        19,010        28,516
  General and administrative. . . . . . . . . . .       59,741        57,797       192,899       166,330
  Provision for value impairment. . . . . . . . .    1,103,533         --        1,103,533         --
                                                   -----------    ----------   -----------    ----------
                                                     2,103,639       961,077     4,188,402     2,899,852
                                                   -----------    ----------   -----------    ----------
       Operating earnings (loss). . . . . . . . .   (1,214,903)       76,182    (1,221,988)      193,298
Partnership's share of operations
  of unconsolidated ventures. . . . . . . . . . .      (19,427)      (47,426)     (107,553)      (97,410)
Venture partner's share of
  venture's operations. . . . . . . . . . . . . .          (36)       (1,603)       (3,125)       (4,554)
                                                   -----------    ----------   -----------    ----------
       Net earnings (loss). . . . . . . . . . . .  $(1,234,366)       27,153    (1,332,666)       91,334
                                                   ===========    ==========   ===========    ==========
       Net earnings (loss) per
         limited partnership
         interest . . . . . . . . . . . . . . . .  $    (34.63)          .76        (37.39)         2.56
                                                   ===========    ==========   ===========    ==========
       Cash distributions per
         limited partnership
         interest . . . . . . . . . . . . . . . .  $     --             4.00          8.00         12.00
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




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)
                                                                                 1996             1995
                                                                             ------------    ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (1,332,666)         91,334
  Items not requiring (providing) cash or cash equivalents:
      Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       535,169         532,357
      Amortization of deferred expenses . . . . . . . . . . . . . . . . . .       133,159         131,479
      Partnership's share of operations of unconsolidated ventures. . . . .       107,553          97,410
      Venture partner's share of venture's operations . . . . . . . . . . .         3,125           4,554
      Provision for value impairment. . . . . . . . . . . . . . . . . . . .     1,103,533           --
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .       160,220         (17,936)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (20,584)        (15,705)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (582)        (91,954)
    Note receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        39,365          35,532
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .           554          41,434
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        89,540        (328,245)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,314          32,697
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       (74,163)        (54,612)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .         --              6,642
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .       746,537         464,987
                                                                             ------------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --         (1,691,722)
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .       (44,410)           (140)
  Partnership's distributions from unconsolidated ventures. . . . . . . . .         --             23,368
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .         --               (995)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (119,343)        (77,083)
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .      (163,753)     (1,746,572)
                                                                             ------------     -----------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (234,910)       (215,253)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .      (273,734)       (410,612)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .       (11,406)       (200,334)
                                                                             ------------     -----------

          Net cash provided by (used in) financing activities . . . . . . .      (520,050)       (826,199)
                                                                             ------------     -----------
          Net increase (decrease) in cash and cash equivalents  . . . . . .        62,734      (2,107,784)

          Cash and cash equivalents, beginning of year. . . . . . . . . . .     4,856,276       4,943,718
                                                                             ------------     -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . .  $  4,919,010       2,835,934
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  1,101,272       1,091,733
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $     --               --
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

                      SEPTEMBER 30, 1996 AND 1995

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of their employees, certain of their officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership (and its consolidated venture) to the General Partners and their affiliates as of September 30, 1996 and for the nine months ended September 30, 1996 and 1995 were as follows:

                                                           Unpaid at
                                                         September 30,
                                    1996        1995         1996
                                  -------     -------    -------------

Property management fees. . .     $53,788      64,330           --
Management fees to
 corporate general partner. .       19,010     28,515           --
Insurance commissions . . . .       2,911       2,959           --
Reimbursement (at cost) for
 out-of-pocket salary and
 salary-related expenses
 related to the on-site
 personnel and for other
 costs for the Partnership
 and its investment
 properties . . . . . . . . .      50,263      54,148         39,417
                                  -------     -------         ------
                                 $125,972     149,952         39,417
                                  =======     =======         ======


18 CENTRAL SHOPPING CENTER

     Occupancy at the shopping center increased to 92% at September 30, 1996, up from 91% at December 31, 1995. In 1997, tenant leases representing approximately 25,000 square feet (approximately 29% of the portion of the center owned by the Partnership) expire. Not all of these leases are expected to renew. This may result in increased vacancy and/or significant re-leasing costs for the property with a resulting adverse effect on property cash flow. Moreover, rents achieved upon renewal or releasing of the space is expected to be at market rates that are significantly lower than the current rents received for this space. The Partnership is actively pursuing replacement tenants for the remaining vacant space.

     In connection with the 1993 loan modification and extension, commencing in 1994 the Partnership is required to deposit 95% of the "net cash flow" (as defined) from the property up to $750,000 and 47.5% in excess of such amount in a collateral account to be used for the payment of tenant improvement costs, leasing commissions, other capital expenditures and operating deficits (as of the date of this report, $93,750 has been deposited and no amounts have been funded from this account). In addition, the property requires certain capital and major repair projects, including roof repairs or replacement, to be completed over the next several years which are currently expected to commence in late 1996. Certain of these costs, of which approximately $200,000 are budgeted through 1998, are to be paid out of the deposits in the collateral account noted above, the Partnership's working capital or cash flow from the Partnership's other investment properties.

     Due to the market conditions described above, there is uncertainty as to the Partnership's ability to recover the net carrying value of the property through future operations and sales. Accordingly, as a matter of prudent accounting practice, the Partnership has recorded a provision for value impairment of $1,103,533 as of September 30, 1996. Such provision, in accordance with SFAS 121, was recorded to reduce the Partnership's net carrying value to its then estimated fair value.

     The first mortgage loan in the principal amount of approximately $9,940,000 is scheduled to mature in December 1997. There can be no assurance that the Partnership will be able to obtain an extension or modification of debt. If unable to refinance or extend the mortgage loan, the Partnership may decide not to commit any additional funds to the property. This may result in the Partnership no longer having an ownership interest in the property. This may result in the Partnership recognizing a gain for financial reporting and Federal income tax purposes with no distributable proceeds.

PALM DESERT TOWN CENTER

     Occupancy at the portion of the shopping center in which the Partnership owns an interest increased to 95% at September 30, 1996, up from 93% at December 31, 1995. Sales at the center have been negatively impacted during the last several quarters by new competition in the center's trade area. The center will continue to be subject to increased competition from new developments that are expected to be opening in the vicinity in the near future. In addition, the property's operations have been affected by tenant bankruptcies during the past year. The property is operating at an approximately break even level.

     The joint venture continues to consider a possible expansion of the mall and restructuring of the ground lease and mortgage loan. In the event that the joint venture decides to proceed, the Partnership would utilize its available funds to pay for its share of costs.


HOUSTON INDUSTRIAL PROPERTIES

     At the end of the third quarter, the aggregate occupancy of the five industrial buildings was 100%. The buildings are producing cash flow for the Partnership. The Partnership has commenced marketing Houston Industrial Properties for sale. The Property is being classified as held for sale as of October 1, 1996, and therefore, not subject to continued depreciation. There can be no assurance, however, that a sale of the property will be consummated in the near term.


INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary financial information for Palm Desert for the nine months ended September 30, 1996 and 1995 is as follows:

                                 1996        1995
                              ----------  ----------

     Total income . . . . . . $8,043,469   8,066,689
     Expenses applicable to
       operating income . . .  9,075,899   9,254,781
                              ----------  ----------

     Net loss . . . . . . . . $1,032,430   1,188,092
                              ==========  ==========

     Partnership's share
       of loss. . . . . . . . $  107,553      97,410
                              ==========  ==========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995.





PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements. Capitalized terms used in this report and not otherwise defined have the same meanings as in the Partnership's 1995 Annual Report on Form 10-K.

     During the second quarter of 1996, some of the Holders of Interests in the Partnership received from an unaffiliated third party an unsolicited offer to purchase up to 1,576 Interests in the Partnership at $160 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 300 Interests being purchased by such unaffiliated third party pursuant to such offer. In addition, the Partnership has, from time to time, received inquires from other third parties that may consider making offers for Interests, including requests for the list of Holders of Interests in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     After reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the near term), barring unforeseen economic developments. Although the Partnership may not realize any proceeds from a disposition of the 18 Central Shopping Center, it does expect to realize net proceeds from the sale of its other remaining real estate assets. However, aggregate sale distributions received by original Holders of Interests over the entire term of the Partnership will be significantly less than their original investment of $1,000 per Interest. In connection with sales or other dispositions (including a transfer of title to a lender) of the properties (or interests therein) owned by the Partnership or its ventures, the Holders of Interests may be allocated substantial gain for Federal income tax purposes regardless of whether any proceeds are distributable from such sales or other dispositions.

     In 1996, in an effort to reduce Partnership operating expenses, the Partnership elected to make semi-annual, rather than quarterly, distributions of operating cash flow in May and November. In November, the Partnership expects to make a semi-annual distribution of cash generated from operations. Future distributions from sales or property operation will depend upon a combination of operating cash flow from the remaining investment properties and the longer term capital requirements of the Partnership.

RESULTS OF OPERATIONS

     The decrease in interest, rents and other receivables at September 30, 1996 as compared to December 31, 1995 is primarily due to the receipt of 1995 common area maintenance income accrued in 1995 and billed in 1996 at the Houston Properties. The decrease is also due to recording a reserve for certain accounts receivable at the 18 Central Shopping Center.

     The decrease in land and buildings and improvements at September 30, 1996 as compared to December 31, 1995, and the value impairment for the three and nine months ended September 30, 1996 is due to recording a provision of $1,103,533 to reduce the carrying value of the 18 Central Shopping Center.

     The decrease in investment in unconsolidated venture, at equity at September 30, 1996 as compared to December 31, 1995 is primarily due to the Partnership's allocated share of operations at the Palm Desert investment property.

     The decrease in accrued real estate taxes at September 30, 1996 as compared to December 31, 1995 is primarily due to 1995 real estate taxes being paid in January 1996 at the Houston Properties.

     The decrease in rental income for the three and nine months ended September 30, 1996 as compared with the three and nine months ended September 30, 1995 is primarily due to credits issued in the third quarter of 1996 for excess expense recoveries collected in 1995 at the Houston Industrial Properties.

     The decrease in interest income for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to a lower average cash balance invested by the Partnership in 1996.

     The increase in property operating expenses for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to recording a reserve for certain tenant accounts receivable at the 18 Central Shopping Center and, with respect to the increase for the nine months ended September 30, 1996, an increase in snow removal costs resulting from severe winter weather experienced at the 18 Central Shopping Center property. A special snow removal assessment was billed and recovered from the tenants in 1996.

     Fees for professional services increased for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 primarily as a result of expenses incurred in connection with tender offer matters, as discussed above.

     The increase in Partnership's share of loss from operations of unconsolidated venture for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 is primarily due to the Partnership's venture partner at Palm Desert Shopping Center completing its obligation to fund deficits, resulting in a change in the profit and loss allocations to the Partnership which commenced in the fourth quarter of 1995.

     The decrease in Partnership's share of loss from operations of unconsolidated venture for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 is primarily due to the Partnership recognizing rental income for certain major tenant leases at Palm Desert Town Center over the life of the lease rather than as due per the terms of their respective leases.





PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:

                                                    1995                             1996
                                 --------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1.  Palm Desert Town Center
     Palm Desert, California. . .    97%       96%        93%       93%     91%      92%     95%

2.  18 Central Shopping Center
     East Brunswick, New Jersey .    91%       82%        82%       91%     92%      92%     92%

3.  Minimax #2,
     Houston, Texas . . . . . . .   100%      100%       100%      100%    100%     100%    100%

4.  Minimax #3,
     Houston, Texas . . . . . . .   100%      100%       100%      100%    100%     100%    100%

5.  1801 West Belt
     Houston, Texas . . . . . . .   100%      100%       100%      100%    100%     100%    100%

6.  Pine Forest #17
     Houston, Texas . . . . . . .   100%      100%       100%      100%    100%     100%    100%

7.  Silber #1
     Houston, Texas . . . . . . .   100%      100%       100%      100%     93%      93%    100%






ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits.

          3 and
          4-A.     The Amended and Restated Agreement of Limited
Partnership set forth as Exhibit A to the Prospectus and the Assignment Agreement set forth as Exhibit B to the Prospectus, copies of which are hereby incorporated by reference to Exhibit 3 and Exhibit 4-A to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-17708) dated March 19, 1993.

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

          27.      Financial Data Schedule


    (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.







                              SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 8, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 8, 1996