Form 10-Q/A
period 1996-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XVII
filed 1996-11-25
CIK 804214

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549



                              FORM 10Q/A

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




     The undersigned registrant hereby amends the following sections of its Report for the quarter ended September 30, 1996 on Form 10-Q as set forth in the pages attached hereto:

     Item 6.  Exhibits and Reports on Form 8-K.  Pages 14 and 15
              (and exhibits thereto)


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII

                        By:    JMB Realty Corporation
                               (Corporate General Partner)


                               By:  GAILEN J. HULL
                                    Gailen J. Hull, Senior Vice President
                                    and Principal Accounting Officer




Dated:  November 25, 1996





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits.

          3-A.     The Amended and Restated Agreement of Limited
Partnership set forth as Exhibit A to the Prospectus and the Assignment Agreement set forth as Exhibit B to the Prospectus, copies of which are hereby incorporated by reference to Exhibit 3 and Exhibit 4-A to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-17708) dated March 19, 1993.

          3-B.     Acknowledgement of rights and duties of the General
Partners of the Partnership between ABPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is filed herewith.

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




                                  14




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































                                  15