Form 10-K405
period 1996-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XVII
filed 1997-03-28
CIK 804214

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1996                 Commission file number 0-17708



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




                              TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.       Business. . . . . . . . . . . . . . . . . . . .   1

Item 2.       Properties. . . . . . . . . . . . . . . . . . .   5

Item 3.       Legal Proceedings . . . . . . . . . . . . . . .   7

Item 4.       Submission of Matters to a
              Vote of Security Holders. . . . . . . . . . . .   7


PART II

Item 5.       Market for the Partnership's
              Limited Partnership Interests and
              Related Security Holder Matters . . . . . . . .   7

Item 6.       Selected Financial Data . . . . . . . . . . . .   8

Item 7.       Management's Discussion and Analysis
              of Financial Condition and
              Results of Operations . . . . . . . . . . . . .  12

Item 8.       Financial Statements and
              Supplementary Data. . . . . . . . . . . . . . .  17

Item 9.       Changes in and Disagreements
              with Accountants on Accounting and
              Financial Disclosure. . . . . . . . . . . . . .  44


PART III

Item 10.      Director and Executive Officers . . . . . . . .  44

Item 11.      Executive Compensation. . . . . . . . . . . . .  47

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management. . . . . . . .  48

Item 13.      Certain Relationships and
              Related Transactions. . . . . . . . . . . . . .  49


PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K . . . . . . . . . . . .  49


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . .  51












                                      i




                                   PART I


ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real property investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2037. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:






                                                         SALE OR DISPOSITION
                                                           DATE OR IF OWNED
                                                         AT DECEMBER 31, 1996,
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
    Woodland Hills
    (Los Angeles),
    California. . . . .         421,716      12/18/87           11/2/93               fee ownership of land
                                 sq.ft.                                               and improvements
                                 n.r.a.                                               (through a joint
                                                                                      venture partnership)
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
                                 sq.ft.                                               and improvements
                                 n.r.a.                                               (through a joint
                                                                                      venture partnership)
                                                                                      (b)(c)





                                                         SALE OR DISPOSITION
                                                           DATE OR IF OWNED
                                                         AT DECEMBER 31, 1996,
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
                                 sq.ft.                                               and improvements
                                 n.r.a.                                               (through a joint
                                                                                      venture partnership)
                                                                                      (b)(c)




---------------

      (a) The computation of this percentage for properties held at December 31, 1996 does not include amounts invested from sources other than the original net proceeds of the public offering as described below and in
Item 7.

      (b) Reference is made to the Notes and Schedule III filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by certain of the Partnership's real property investments.

      (c) Reference is made to the Notes for a description of the joint venture partnership or partnerships through which the Partnership has made this real property investment.

      (d) Reference is made to the Notes for a description of the leasehold interest, under a ground lease, in the land on which this real property investment is situated.

      (e) Reference is made to Item 8 - Schedule III to the Consolidated Financial Statements filed with this annual report for further information concerning real estate taxes and depreciation.

      (f) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.





     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas properties owned by affiliates of the General Partners or properties owned by certain of the joint venture partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to
Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of
its significant investment properties.   Approximate occupancy levels for
the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in their markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1996 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the properties owned by the Partnership or its consolidated venture as of December 31, 1996.

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



ITEM 2.  PROPERTIES

     The Partnership owns or owned directly or through joint venture partnerships, the property or interests in the properties referred to under
Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1996 and 1995 for the Partnership's investment properties owned during fiscal year 1996:





                                                                 1995                        1996
                                                       -------------------------   -------------------------
                                                        At     At     At     At     At     At     At     At
                                 Principal Business    3/31   6/30   9/30  12/31   3/31   6/30   9/30  12/31
                                 ------------------    ----   ----   ----  -----   ----   ----  -----  -----
1. Palm Desert Town
   Center
   Palm Desert,
   California . . . . . . . . .  Retail                 97%    96%    93%    93%    91%    92%    95%    95%

2. 18 Central Shopping
    Center
    East Brunswick,
    New Jersey. . . . . . . . .  Retail                 91%    82%    82%    91%    92%    92%    92%    92%

3. Minimax 2,
    Houston, Texas. . . . . . .  Warehouse             100%   100%   100%   100%   100%   100%   100%   100%

4. Minimax 3,
    Houston, Texas. . . . . . .  Warehouse             100%   100%   100%   100%   100%   100%   100%   100%

5. 1801 West Belt
    Houston, Texas. . . . . . .  Warehouse             100%   100%   100%   100%   100%   100%   100%   100%

6. Pine Forest #17
    Houston, Texas. . . . . . .  Warehouse             100%   100%   100%   100%   100%   100%   100%   100%

7. Silber #1
    Houston, Texas(a) . . . . .  Warehouse             100%   100%   100%   100%    93%    93%   100%   100%

----------

     Reference is made to Item 6, Item 7 and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.





ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1995 and 1996.



                                   PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTEREST
           AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1996, there were 8,494 record Holders of the 34,216.7122 Interests outstanding in the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transactions, will be subject to negotiations by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized Holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a Holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized Holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Holders of Interests. The mortgage loan secured by the 18 Central Shopping Center restricts the use of the cash flow from that property as more fully discussed in the Notes.

     Reference is made to the Notes for a discussion of the provisions of the Partnership Agreement relating to cash distributions.





ITEM 6.  SELECTED FINANCIAL DATA
                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                   DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992
                                   (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                 1996            1995           1994           1993          1992
                             ------------    -----------    -----------    -----------   -----------
Total income. . . . . . . .  $  4,062,885      4,251,580      4,061,678      3,987,191     3,558,865
                             ============    ===========    ===========    ===========   ===========
Operating earnings (loss) .  $ (1,017,215)       250,822     (2,575,727)       102,245        22,815
Partnership's share of
 operations of uncon-
 solidated ventures . . . .      (131,641)      (137,178)       (61,913)       382,515       (29,847)
Venture partners'
 share of ventures'
 operations . . . . . . . .        (6,080)        (6,209)        (4,623)        (1,979)       (2,135)
                             ------------    -----------    -----------    -----------   -----------
Net operating
 earnings (loss). . . . . .    (1,154,936)       107,435     (2,642,263)       482,781        (9,167)
Partnership's share
 of gain on sale of
 investment property
 of unconsolidated
 venture. . . . . . . . . .         --             --             --           261,656         --
                             ------------    -----------    -----------    -----------   -----------
Net earnings (loss) . . . .  $ (1,154,936)       107,435     (2,642,263)       744,437        (9,167)
                             ============    ===========    ===========    ===========   ===========
Net earnings (loss)
 per Interest (b):
  Net operating
   earnings (loss). . . . .  $     (32.40)          3.01         (74.12)         13.55          (.26)
  Partnership's share
   of gain on sale of
   investment property
   of unconsolidated
   venture. . . . . . . . .         --             --             --              7.57         --
                             ------------    -----------    -----------    -----------   -----------
                             $     (32.40)          3.01         (74.12)         21.12          (.26)
                             ============    ===========    ===========    ===========   ===========
Total assets. . . . . . . .  $ 26,800,500     28,739,912     30,077,627     38,601,350    38,559,085
Long-term debt. . . . . . .  $  6,916,941     16,895,434     17,219,023     17,509,219     6,679,611
Cash distributions
 per Interest (c) . . . . .  $      16.00          20.00         166.00          30.00         30.00
                             ============    ===========    ===========    ===========   ===========





-------------

      (a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

      (b) The net earnings (loss) per Interest is based upon the limited partnership interests outstanding at the end of each period.

      (c) Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership. Accordingly, cash distributions to the Holders of Interests subsequent to the close of the public offering have not resulted in taxable income to such Holders of Interests and have therefore represented a return of capital.






SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1996



Property
--------

18 Central
Shopping Center     a)    The gross leasable area ("GLA") rate
                          and average base rent per square foot
                          as of December 31 for each of the
                          last five years were as follows:

                                                       GLA              Avg. Base Rent Per
                           December 31,           Occupancy Rate        Square Foot (1)
                           ------------           --------------        ------------------

                                 1992 . . . . .         60%                 24.19
                                 1993 . . . . .         88%                 16.41
                                 1994 . . . . .         91%                 16.16
                                 1995 . . . . .         91%                 16.23
                                 1996 . . . . .         92%                 17.09

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





                    c)      The following table sets forth certain
                            information with respect to the expiration of leases for the next ten years at the 18 Central Shopping Center:

                                                                                 Annualized        Percent of
                                              Number of        Approx. Total     Base Rent         Total 1996
                            Year Ending       Expiring         GLA of Expiring   of Expiring       Base Rent
                            December 31,      Leases           Leases (1)        Leases            Expiring
                            ------------      ---------        ---------------   -----------       ----------

                               1997                2                24,844           536,412          39.6%
                               1998                1                 2,238            40,284           3.0%
                               1999               --                  --                --              --
                               2000                1                 1,365            27,300           2.0%
                               2001               --                  --                --              --
                               2002               --                  --                --              --
                               2003                1                32,373           512,534          37.8%
                               2004                1                 4,007            72,727           5.4%
                               2005                1                 4,977            92,074           6.8%
                               2006               --                  --                --             --

                               (1)  Excludes leases that expire in 1997 for which
                                    renewal leases or leases with replacement tenants
                                    have been executed as of March 21, 1997.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering as described in Item 1, the Partnership had approximately $29,696,000 (after deducting selling expenses and other offering costs) with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital reserves. A portion of the proceeds was utilized to acquire the properties, described in Item 1 above.

     During the second quarter of 1996, some of the Holders of Interests in the Partnership received from an unaffiliated third party an unsolicited offer to purchase up to 1,576 Interests in the Partnership at $160 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired. As of the date of this report, the Partnership is aware that 490.1892 Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. The Partnership has recently received a request from another unaffiliated third party for the list of Holders of Interest. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although, there is no assurance that any third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     At December 31, 1996, the Partnership and its consolidated venture had cash and cash equivalents of approximately $4,800,000. Such cash and cash equivalents are available for distributions to partners, capital improvements and working capital requirements. The Partnership and its consolidated venture have currently budgeted in 1997 approximately $86,000 for tenant improvements and other capital expenditures. The Partnership's share of such items (including its share of such items for its unconsolidated ventures) in 1997 is currently budgeted to be approximately $138,000. Actual amounts expended in 1997 may vary depending on a number of factors including the pending contract for sale of the Houston Industrial properties, actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the Partnership's investment properties, and from the sale and refinancing of the Partnership's remaining investment properties. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6. Pursuant to the Partnership Agreement, the General Partners deferred over a five-year period ending December 31, 1994 their share of net cash flow and management fees of the Partnership to the receipt by Holders of Interest of a specified return through December 1994. The cumulative amount of such deferrals was $503,803 and was paid in full in April 1995. Beginning in 1995, the General Partners began receiving partnership management fees and distributions of net cash generated from operations on a current basis. Reference is made to the Notes.





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

     PALM DESERT TOWN CENTER

     The Partnership received (through a joint venture with an affiliate) its specified cash return relating to Palm Desert Town Center, which was being funded in part by the unaffiliated venture partner through December 31, 1994 pursuant to the terms of the applicable joint venture agreement. Since the unaffiliated venture partner's funding obligation expired at the end of 1994, the Partnership's share of cash is dependent upon the operations of the property. Occupancy at the portion of the shopping center in which the Partnership owns an interest increased to 95% at December 31, 1996, up from 93% at December 31, 1995. Sales at the center have been negatively impacted during the last several quarters by new competition in the center's trade area. The increased competition has resulted in lower effective rents upon re-leasing of space. The center will continue to be subject to increased competition from new developments that are expected to be opening in the vicinity in the near future. In addition, the property's operations have been affected by tenant bankruptcies during the past year. The property is operating at an approximately break even level.

     The joint venture continues to consider a possible expansion of the mall and restructuring of the ground lease and mortgage loan. In the event that the joint venture decides to proceed, the Partnership expects that it would utilize its available funds to pay for its share of costs.

     18 CENTRAL SHOPPING CENTER

     Occupancy at the shopping center increased to 92% at December 31, 1996, up from 91% at December 31, 1995. In 1997, tenant leases representing approximately 25,000 square feet (approximately 29% of the portion of the center owned by the Partnership) expire. Not all of these leases are expected to renew. This may result in increased vacancy and/or significant re-leasing costs for the property with a resulting adverse effect on property cash flow. Moreover, rents achieved upon renewal or releasing of the space are expected to be at market rates that are significantly lower than the current rents received for this space. The Partnership is actively pursuing replacement tenants for the remaining vacant space.

     In connection with the 1993 loan modification and extension, commencing in 1994 the Partnership is required to deposit 95% of the "net cash flow" (as defined) from the property up to $750,000 and 47.5% in excess of such amount in a collateral account to be used for the payment of tenant improvement costs, leasing commissions, other capital expenditures and operating deficits (as of the date of this report, $113,764 has been deposited and no amounts have been withdrawn from this account). The lender has a first priority interest in the collateral account. In addition, the property requires certain capital and major repair projects, including roof repairs or replacement, to be completed over the next several years. Certain of these costs are to be paid out of the deposits in the collateral account noted above.





     The first mortgage loan in the principal amount of approximately $9,883,000 is scheduled to mature in December 1997. The lender has informed the Partnership that the lender is not willing to modify or extend the loan. The Partnership believes that the value of the shopping center is less than the mortgage loan, and the Partnership does not intend to expend any additional funds of its own on the property. Accordingly, the Partnership has deferred any capital improvements and major repair projects for the shopping center. The Partnership expects that the lender will seek to realize upon its security for the mortgage loan upon its maturity in December 1997. In such event, the Partnership would no longer have an ownership interest in the property and would recognize an insignificant amount of gain for financial reporting purposes and a loss of approximately $2,000,000 for Federal income tax purposes with no distributable proceeds. Accordingly, the property has been classified as held for sale or disposition as of December 31, 1996, and therefore, is not subject to continued depreciation.

     HOUSTON INDUSTRIAL PROPERTIES

     At the end of the fourth quarter, the aggregate occupancy of the five industrial buildings was 100%. The buildings are producing cash flow for the Partnership. In January 1997, the joint venture has entered into a contract to sell all five of the properties. Closing of the sale is subject to the satisfaction of certain conditions, and there can be no assurance that a sale of the properties will be consummated. The property is being classified as held for sale as of October 1, 1996, and therefore, not subject to continued depreciation.

     GENERAL

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

     As a result of the real estate market conditions, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. In 1995, in an effort to reduce the Partnership's operating expenses, the Partnership elected to make semi-annual rather than quarterly distribution of available operating cash flow in May and November. The Partnership has also sought a loan modification where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since the availability of satisfactory outside sources of capital may be limited given the portfolio's current debt levels, among other factors. Due to existing market conditions, the Partnership has held its remaining investment properties longer than originally anticipated in an effort to maximize the return of their investment to the Holders of Interests. However, after reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the near term), barring unforeseen economic developments. Although the Partnership expects to distribute sale proceeds from the disposition of the Partnership's remaining assets, aggregate distributions of sale and refinancing proceeds received by the Holders of Interests over the entire term of the Partnership will be significantly less than their original investment.





RESULTS OF OPERATIONS

     The decrease in interest, rents and other receivables at December 31, 1996 as compared to December 31, 1995 is primarily due to the receipt of 1995 common area maintenance income accrued in 1995 and billed in 1996 at the industrial properties. The decrease is also due to recording a reserve for certain accounts receivable at the 18 Central Shopping Center.

     The decrease in land and buildings and improvements at December 31, 1996 as compared to December 31, 1995, and the value impairment for the year ended December 31, 1996 are due to recording a provision of $1,103,533 to reduce the carrying value of the 18 Central Shopping Center at September 30, 1996. The $2,638,820 provision for value impairment for 1994 is due to the Partnership recording a provision for value impairment at the 18 Central Shopping Center as described more fully in the Notes.

     The decrease in investment in unconsolidated venture, at equity at December 31, 1996 as compared to December 31, 1995 is primarily due to the Partnership's share of operating losses at the Palm Desert investment property.

     The decrease in deferred expenses at December 31, 1996 as compared to December 31, 1995 is primarily due to the continuing amortization of loan costs at the 18 Central Shopping Center.

     The increase in current portion of long-term debt and the corresponding decrease in long-term debt, less current portion at December 31, 1996 as compared to December 31, 1995 are primarily due to the classification of the mortgage note secured by the 18 Central Shopping Center as a current liability at December 31, 1996 as a result of the scheduled maturity on December 1, 1997.

     The increase in accounts payable at December 31, 1996 as compared to December 31, 1995 is primarily due to the timing of payment of certain annual recurring professional services of the Partnership and an accrual of certain tenant reimbursable expenses at the Houston property.

     The decrease in interest income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to a lower average cash balance invested by the Partnership in 1996. The increase in interest income for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to an increase in 1995 in the average daily balance of U.S. Government obligations and an increase in 1995 in the average interest rate earned on funds invested.

     The decrease in depreciation expense for the years ended December 31, 1996 and 1995 as compared to the year ended December 31, 1994 is primarily due to the provisions for value impairment recorded in 1996 and 1994 which reduced the net carrying value of the 18 Central Shopping Center.

     The increase in property operating expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to recording a reserve for certain tenant accounts receivable at the 18 Central Shopping Center and an increase in snow removal costs resulting from severe winter weather experienced at the 18 Central Shopping Center property, a portion of which was recorded as a special snow removal assessment which was billed and collected from the tenants in 1996.

     The decrease in general and administrative expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 and the increase in general and administrative expenses for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition in 1995 of certain additional prior year reimbursable costs to such affiliates.





     The decrease in Partnership's share of operations of unconsolidated venture for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the Partnership's venture partner at Palm Desert Shopping Center completing its obligation to fund deficits, resulting in a change in the profit and loss allocations commencing in 1995. Reference is made to the Notes.

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





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURE

                                    INDEX

Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1996 and 1995

Consolidated Statements of Operations, Years ended December 31,
  1996, 1995 and 1994

Consolidated Statements of Partners' Capital Accounts (Deficits),
  Years ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows, Years ended December 31,
  1996, 1995 and 1994

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XVII and consolidated venture at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated venture changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.







                                            KPMG PEAT MARWICK LLP


Chicago, Illinois
March 21, 1997





                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 1996 AND 1995

                                                      ASSETS
                                                      ------
                                                                                 1996               1995
                                                                             ------------       -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .    $  4,841,921         4,856,276
  Interest, rents and other receivables . . . . . . . . . . . . . . . . .          86,183           204,518
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .          14,867            14,867
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .         182,529           163,011
                                                                             ------------       -----------
          Total current assets. . . . . . . . . . . . . . . . . . . . . .       5,125,500         5,238,672
                                                                             ------------       -----------

Investment properties, at cost - Schedule III:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --            4,835,602
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . . .           --           21,397,235
                                                                             ------------       -----------
                                                                                    --           26,232,837
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . .           --           (4,076,379)
                                                                             ------------       -----------

          Total properties held for investment,
            net of accumulated depreciation . . . . . . . . . . . . . . .           --           22,156,458

  Properties held for sale or disposition . . . . . . . . . . . . . . . .      20,565,034             --
                                                                             ------------       -----------
          Total investment properties . . . . . . . . . . . . . . . . . .      20,565,034        22,156,458
                                                                             ------------       -----------
Investment in unconsolidated venture, at equity . . . . . . . . . . . . .         278,653           410,294
Note receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          75,764           128,914
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .         421,992           488,710
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . .         333,557           316,864
                                                                             ------------       -----------

                                                                             $ 26,800,500        28,739,912
                                                                             ============       ===========





                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------
                                                                                 1996               1995
                                                                             ------------       -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . .    $  9,985,385           323,589
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .          97,709             9,243
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .         278,965           277,297
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .         351,841           348,998
                                                                             ------------       -----------
          Total current liabilities . . . . . . . . . . . . . . . . . . .      10,713,900           959,127
                                                                             ------------       -----------
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .         302,500           302,500
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . .          63,395            59,951
Long-term debt, less current portion. . . . . . . . . . . . . . . . . . .       6,916,941        16,895,434
                                                                             ------------       -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . . .      17,996,736        18,217,012

Venture partner's subordinated equity in venture. . . . . . . . . . . . .          81,293            75,213
Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . . .          20,000            20,000
      Cumulative cash distributions . . . . . . . . . . . . . . . . . . .        (235,934)         (213,122)
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . .        (322,607)         (276,410)
                                                                             ------------       -----------
                                                                                 (538,541)         (469,532)
                                                                             ------------       -----------
  Limited partners:
      Capital contributions, net of offering costs. . . . . . . . . . . .      29,696,495        29,696,495
      Cumulative cash distributions . . . . . . . . . . . . . . . . . . .     (12,889,180)      (12,341,712)
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . .      (7,546,303)       (6,437,564)
                                                                             ------------       -----------
                                                                                9,261,012        10,917,219
                                                                             ------------       -----------
          Total partners' capital accounts. . . . . . . . . . . . . . . .       8,722,471        10,447,687
                                                                             ------------       -----------
                                                                             $ 26,800,500        28,739,912
                                                                             ============       ===========


                           See accompanying notes to consolidated financial statements.




                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                               1996             1995              1994
                                                           ------------     ------------      ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . . .      $  3,825,139        3,966,280         3,851,921
  Interest income . . . . . . . . . . . . . . . . . .           237,746          285,300           209,757
                                                           ------------     ------------      ------------
                                                              4,062,885        4,251,580         4,061,678
                                                           ------------     ------------      ------------
Expenses:
  Mortgage and other interest . . . . . . . . . . . .         1,469,328        1,496,025         1,520,481
  Depreciation. . . . . . . . . . . . . . . . . . . .           630,743          710,637           791,426
  Property operating expenses . . . . . . . . . . . .         1,372,999        1,142,665         1,234,976
  Professional services . . . . . . . . . . . . . . .           100,147          158,633            90,692
  Amortization of deferred expenses . . . . . . . . .           178,881          176,124           174,345
  Management fees to corporate general
    partner . . . . . . . . . . . . . . . . . . . . .            38,019           47,525            38,022
  General and administrative. . . . . . . . . . . . .           186,450          269,149           148,643
  Provision for value impairment. . . . . . . . . . .         1,103,533            --            2,638,820
                                                           ------------     ------------      ------------
                                                              5,080,100        4,000,758         6,637,405
                                                           ------------     ------------      ------------
          Operating earnings (loss) . . . . . . . . .        (1,017,215)         250,822        (2,575,727)

Partnership's share of operations of uncon-
 solidated venture. . . . . . . . . . . . . . . . . .          (131,641)        (137,178)          (61,913)
Venture partner's share of venture's
 operations . . . . . . . . . . . . . . . . . . . . .            (6,080)          (6,209)           (4,623)
                                                           ------------     ------------      ------------

          Net earnings (loss) . . . . . . . . . . . .      $ (1,154,936)         107,435        (2,642,263)
                                                           ============     ============      ============
    Net earnings (loss) per limited
     partnership interest . . . . . . . . . . . . . .      $     (32.40)            3.01            (74.12)
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




                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                      YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                 GENERAL PARTNERS                                  LIMITED PARTNERS
               --------------------------------------------------    ---------------------------------------------------
                                                                       CONTRI-
                                                                       BUTIONS
                             NET                                       NET OF         NET
                CONTRI-    EARNINGS       CASH                        OFFERING     EARNINGS       CASH
                BUTIONS     (LOSS)    DISTRIBUTIONS      TOTAL         COSTS        (LOSS)    DISTRIBUTIONS    TOTAL
                -------   ----------  -------------   -----------   -----------   ----------  ------------- -----------
Balance
 (deficit)
 December 31,
 1993 . . . . . .20,000     (175,016)         --        (155,016)   29,696,495    (4,004,130)   (5,976,833) 19,715,532

Net earnings
 (loss) . . . . .  --       (105,691)         --        (105,691)        --       (2,536,572)        --     (2,536,572)
Cash distri-
 butions
 ($166.00 per
 limited
 partnership
 interest). . . .  --          --           (1,382)       (1,382)        --            --       (5,680,526) (5,680,526)
                 ------     --------      --------    ----------    ----------    ----------   -----------  ----------
Balance
 (deficit)
 December 31,
 1994 . . . . . .20,000     (280,707)       (1,382)     (262,089)   29,696,495    (6,540,702)  (11,657,359) 11,498,434

Net earnings
 (loss) . . . . .  --          4,297         --            4,297         --          103,138         --        103,138
Cash distri-
 butions
 ($20.00 per
 limited
 partnership
 interest). . . .  --          --         (211,740)     (211,740)        --            --         (684,353)   (684,353)
                 ------     --------      --------    ----------    ----------    ----------   ----------- ----------





                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                      CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                 GENERAL PARTNERS                                  LIMITED PARTNERS
               --------------------------------------------------    ---------------------------------------------------
                                                                       CONTRI-
                                                                       BUTIONS
                             NET                                       NET OF         NET
                CONTRI-    EARNINGS       CASH                        OFFERING     EARNINGS       CASH
                BUTIONS     (LOSS)    DISTRIBUTIONS      TOTAL         COSTS        (LOSS)    DISTRIBUTIONS    TOTAL
                -------   ----------  -------------   -----------   -----------   ----------  ------------- -----------
Balance
 (deficit)
 December 31,
 1995 . . . . . .20,000     (276,410)     (213,122)     (469,532)   29,696,495    (6,437,564)  (12,341,712) 10,917,219

Net earnings
 (loss) . . . . .  --        (46,197)        --          (46,197)        --       (1,108,739)        --     (1,108,739)
Cash distri-
 butions
 ($16.00 per
 limited
 partnership
 interest). . . .  --          --          (22,812)      (22,812)        --            --         (547,468)   (547,468)
                -------     --------      --------    ----------    ----------    ----------   -----------  ----------
Balance
 (deficit)
 December 31,
 1996 . . . . . .$20,000    (322,607)     (235,934)     (538,541)   29,696,495    (7,546,303)  (12,889,180)  9,261,012
                =======     ========      ========    ==========    ==========    ==========   ===========  ==========













                              See accompanying notes to consolidated financial statements.




                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                1996            1995               1994
                                                            -----------      -----------       -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . .     $(1,154,936)         107,435        (2,642,263)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . .         630,743          710,637           791,426
    Amortization of deferred expenses . . . . . . . . .         178,881          176,124           174,345
    Provision for value impairment. . . . . . . . . . .       1,103,533            --            2,638,820
    Partnership's share of operations of
      unconsolidated ventures . . . . . . . . . . . . .         131,641          137,178            61,913
    Venture partner's share of venture's
      operations. . . . . . . . . . . . . . . . . . . .           6,080            6,209             4,623
  Changes in:
    Interest, rents and other receivables . . . . . . .         118,335          (22,307)           80,789
    Prepaid expenses. . . . . . . . . . . . . . . . . .           --               --                7,798
    Escrow deposits . . . . . . . . . . . . . . . . . .         (19,518)         (90,608)          (23,946)
    Notes receivable  . . . . . . . . . . . . . . . . .          53,150           47,998            43,388
    Accrued rents receivable. . . . . . . . . . . . . .         (46,839)           2,165            36,961
    Accounts payable. . . . . . . . . . . . . . . . . .          88,466         (346,061)           18,727
    Accrued interest. . . . . . . . . . . . . . . . . .           1,668           43,573            45,420
    Accrued real estate taxes . . . . . . . . . . . . .           2,843           37,418           (23,524)
    Security deposits . . . . . . . . . . . . . . . . .           3,444            --               14,475
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . . .       1,097,491          809,761         1,228,952
                                                            -----------      -----------       -----------




                                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                                 (A LIMITED PARTNERSHIP)
                                                AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                1996            1995               1994
                                                            -----------      -----------       -----------
Cash flows from investing activities:
  Net sales and maturities (purchases)
    of short-term investments . . . . . . . . . . . . .           --             396,561         8,153,443
  Additions to investment properties. . . . . . . . . .         (96,097)         (21,304)         (195,120)
  Purchase price adjustments. . . . . . . . . . . . . .           --               --               33,210
  Partnership's distributions from
    unconsolidated ventures including
    amounts relating to sale of
    investment property . . . . . . . . . . . . . . . .           --              23,368         1,171,642
  Partnership's contributions to
    unconsolidated ventures . . . . . . . . . . . . . .           --                (995)            --
  Payment of deferred expenses. . . . . . . . . . . . .        (128,772)        (108,544)          (90,362)
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . . .        (224,869)         289,086         9,072,813
                                                            -----------      -----------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . .        (316,697)        (290,196)         (265,917)
  Venture partner contributions to venture. . . . . . .           --               --                6,644
  Distributions to limited partners . . . . . . . . . .        (547,468)        (684,353)       (5,680,526)
  Distributions to general partners . . . . . . . . . .         (22,812)        (211,740)           (1,382)
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . . . .        (886,977)      (1,186,289)       (5,941,181)
                                                            -----------      -----------       -----------
          Net increase (decrease) in
            cash and equivalents. . . . . . . . . . . .         (14,355)         (87,442)        4,360,584
          Cash and cash equivalents,
            beginning of the year . . . . . . . . . . .       4,856,276        4,943,718           583,134
                                                            -----------      -----------       -----------
          Cash and cash equivalents,
            end of the year . . . . . . . . . . . . . .     $ 4,841,921        4,856,276         4,943,718
                                                            ===========      ===========       ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . .     $ 1,467,660        1,452,452         1,475,061
                                                            ===========      ===========       ===========
  Non-cash investing and financing activities . . . . .     $     --               --                --
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




               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURE

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      DECEMBER 31, 1996, 1995 AND 1994


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

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

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned venture, JMB/Warehouse Associates Limited Partnership ("JMB/Warehouse"). The effect of all transactions between the Partnership and the consolidated venture have been eliminated. The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's interest in JMB/Hahn PDTC Associates ("Palm Desert").

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

Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1996 and 1995 is summarized as follows:





                                                       1996                                1995
                                                     -------------------------------------------------------------
                                                             TAX BASIS                           TAX BASIS
                                          GAAP BASIS        (UNAUDITED)       GAAP BASIS        (UNAUDITED)
                                         ------------       -----------      ------------       ----------
Total assets. . . . . . . . . . . . .     $26,800,500        34,810,947       28,739,912        35,655,687
Partners' capital accounts
 (deficits):
   General partners . . . . . . . . .        (538,541)       (1,076,248)        (469,532)       (1,050,915)
   Limited partners . . . . . . . . .       9,261,012        18,058,260       10,917,219        18,666,266
 Net earnings (loss):
   General partners . . . . . . . . .         (46,197)           (2,522)           4,297            (7,511)
   Limited partners . . . . . . . . .      (1,108,739)          (60,536)         103,138          (180,256)
 Net earnings (loss) per
  limited partnership
  interest. . . . . . . . . . . . . .          (32.40)            (1.77)            3.01             (5.27)
                                         ============       ===========      ===========       ===========





     The earnings (loss) per limited partnership interest for the years ended December 31, 1996 and 1995 is based upon the limited partnership interests outstanding at the end of each period (34,216.7122). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax purposes.

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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (approximately $4,114,000 and $4,792,000 at December 31, 1996 and 1995, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent is due and/or increases in minimum lease payments over the term of the lease, rental income is accrued for the full period of occupancy on a straight-line basis.

     Certain amounts in the 1994 and 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

     The Partnership has acquired, either directly or through joint ventures, two shopping centers, an office building and five industrial properties. During 1993, the Partnership through JMB/Warner sold its interest in the Blue Cross Building. All of the properties owned at December 31, 1996 were in operation. All of the properties except Palm Desert were held for sale at December 31, 1996.

     Depreciation on the investment property has been provided over an estimated useful life of 5-40 years using the straight-line method.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.





     Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. The Partnership adopted SFAS 121 as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property. There can be no assurance that any estimated fair value of these properties would ultimately be realized by the Partnership in any future sale or disposition transaction.

     Under the prior accounting policy, provisions for value impairment were recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected sale were less than the property's carrying value. The amount of any such impairment loss recognized by the Partnership was limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 is determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property with the related extinguishment of the long-term debt for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain for financial reporting purposes (comprised of gain on extinguishment of debt and gain or loss on the sale or disposition of property) for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     In addition, upon the disposition of any impaired property, the Partnership will generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's prior impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss is not recognized for Federal income tax purposes.

     The results of operations for consolidated properties classified as held for sale or disposition as of December 31, 1996 or disposed of during the past three years were ($808,860), $419,872 and ($2,472,033), respectively, for the years ended December 31, 1996, 1995 and 1994.

     The investment properties are pledged as security for the long-term debt, for which there is no recourse to the Partnership.





VENTURE AGREEMENTS - GENERAL

     The Partnership at December 31, 1996 is party to one joint venture agreement (Palm Desert) with Carlyle Real Estate Limited Partnership-XVI, a partnership sponsored by the Corporate General Partner ("Carlyle - XVI") and an unaffiliated venture partner and one joint venture agreement with an unaffiliated venture partner. In addition, the Partnership was a party to a joint venture agreement with Carlyle-XVI for JMB/Warner, which sold its interest in its property in November 1993 and was terminated. The terms of the affiliated partnerships provide, in general, that the benefits and obligations of ownership, including tax effects, net cash receipts and sale and refinancing proceeds and capital contribution obligations are allocated or distributed, as the case may be, between the Partnership and Carlyle-XVI in proportion to their respective capital contributions to the affiliated venture. Pursuant to such agreements, the Partnership made capital contributions aggregating $22,222,483 through December 31, 1996. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership acquired, through the above ventures, one office building, one regional shopping mall and five industrial properties which are described below. In 1993 the Partnership, through JMB/Warner, sold its interest in the Blue Cross Building. The venture properties have been financed under various long-term debt arrangements.

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


INVESTMENT PROPERTIES

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

     In March 1993, the Partnership modified and extended to December 1, 1997 the mortgage note secured by the 18 Central Shopping Center to reduce the accrual rate on the loan which had matured December 1992. In addition, the modification also provides the lender with additional interest equal to 50% of the "net sales proceeds" or "net appraised proceeds" (each as defined) of the property, subject to a minimum amount of $250,000 (or, if less, 100% of the "net sales proceeds" or "net appraised proceeds") and a maximum amount of $450,000 of additional interest, $250,000 of which has been reflected as other liabilities in the accompanying Consolidated Financial Statements. The Partnership will also be required to pay a loan extension fee of $52,500, payable at maturity or prepayment of the loan which has also been reflected as other liabilities in the accompanying Consolidated Financial Statements. Prepayment of the loan is currently subject to a prepayment charge generally equal to the greater of 1% of the loan amount prepaid or the amount that equals the discounted value of the difference between the yield that would be provided to maturity based upon the existing interest rate of the mortgage loan, and the yield that would be provided to maturity based upon the interest rate of U.S. Treasury obligations (as of the date of prepayment) having the same maturity date as the mortgage loan. In connection with the loan modification and extension, commencing in 1994 the Partnership is required to deposit 95% of the "net cash flow" (as defined) from the property up to $750,000 and 47.5% in excess of such amount to a collateral account. All amounts deposited, plus accrued interest and subject to lender approval, are to be used for the payment of tenant improvement costs, leasing commissions, other capital expenditures and operating deficits (as of the date of this report, $113,764 was deposited and no amounts have been withdrawn from this account). The lender has a first priority interest in the collateral account.

     The first mortgage loan in the principal amount of approximately $9,883,000 is scheduled to mature in December 1997. The lender has informed the Partnership that the lender is not willing to modify or extend the loan. The Partnership believes that the value of the shopping center is less than the mortgage loan, and the Partnership does not intend to expend any additional funds of its own on the property. Accordingly, the Partnership has deferred any capital improvements and major repair projects for the shopping center. The Partnership expects that the lender will seek to realize upon its security for the mortgage loan upon its maturity in December 1997. In such event, the Partnership would no longer have an ownership interest in the property and would recognize an insignificant gain for financial reporting purposes and a loss of approximately $2,000,000 for Federal income tax purposes with no distributable proceeds.

     Due to the uncertainty of the Partnership's ability to recover the net carrying value of the 18 Central Shopping Center through future operations or sale, the Partnership made a provision for value impairment on such investment property of $2,638,820. Such provision at December 31, 1994 was recorded to reduce the carrying value of the investment property to the then outstanding balance of the non-recourse debt. Occupancy at the shopping center increased to 92% at December 31, 1996, up from 91% at December 31, 1995. In 1997, tenant leases representing approximately 25,000 square feet (approximately 29% of the portion of the center owned by the Partnership) expire. Not all of these leases are expected to renew. This may result in increased vacancy and/or significant re-leasing costs for the property with a resulting adverse effect on property cash flow. Moreover, rents achieved upon renewal or releasing of the space is expected to be at market rates that are significantly lower than the current rents received for this space. The Partnership is actively pursuing replacement tenants for the remaining vacant space.

     Based on such market conditions, the Partnership recorded an additional provision for value impairment of $1,103,533 as of September 30, 1996 to reflect the then estimated fair value of the property based upon the use of an appropriate capitalization rate on the property's net operating income.

     An affiliate of the General Partners manages the property for a fee equal to 4% of base and percentage rents from the property.

     As the Partnership has committed to a plan to sell the property due to the December 1997 maturity of the loan, the property has been classified as held for sale or disposition as of December 31, 1996, and therefore, is not subject to continued depreciation.


     PALM DESERT

     In December 1988, the Partnership, Carlyle - XVI, and an affiliate of the seller acquired through Palm Desert an interest in an existing, enclosed regional shopping center known as Palm Desert Town Center in Palm Desert, California and a leasehold interest in the underlying land.





     The Partnership and Carlyle - XVI acquired their interests in Palm Desert, subject to a first mortgage loan with an outstanding principal balance of approximately $43,500,000 (as described below), for an initial aggregate contribution of approximately $17,400,000, all of which was paid in cash at closing, of which the Partnership's share was $2,475,000. The Partnership and the Carlyle - XVI's initial aggregate contribution was used to make the distribution to the joint venture partner as described below and to pay a portion of the closing costs. Except for amounts to be contributed to Palm Desert to pay certain closing costs, the joint venture partner was not required to make any capital contributions to Palm Desert at closing. However, in consideration of a distribution from Palm Desert at closing, the joint venture partner was obligated to make contributions to Palm Desert to pay the $13,752,746 purchase price obligation of Palm Desert to the seller of the shopping center, of which the final $4,826,906 was paid in January 1993. In addition, the joint venture partner made contributions to Palm Desert through December 1994 to pay any operating deficits and to pay a portion of the returns to the Partnership and Carlyle-XVI as described below. Amounts required to pay the cost of tenant improvements and allowances (the "Tenant Improvement Costs") and other capital expenditures, as well as any operating deficits of Palm Desert after December 1994, have been and are expected to be contributed to Palm Desert 25% by the joint venture partner and 75% by the Partnership and Carlyle - XVI in the aggregate.

     The terms of the Palm Desert venture agreement provide that the Partnership and Carlyle - XVI are entitled to receive out of net cash flow a current preferred return and a cumulative preferred return, each based on a negotiated rate of return on their respective initial capital contributions (other than those used to pay closing costs). Such current preferred return which the Partnership was entitled to receive through December 31, 1994 (as defined) was received. The Partnership, Carlyle - XVI and the joint venture partner are entitled to a cumulative preferred return, based on a negotiated rate of return on their respective contributions to pay the Tenant Improvement Costs through December 1994 (the "Tenant Improvement Cost Contributions"). All cumulative preferred returns are distributable on an equal priority level; however they are subordinate to the receipt by the Partnership and Carlyle - XVI of their respective current year preferred return. Any remaining annual cash flow will be distributable 75% to the Partnership and Carlyle - XVI and 25% to the joint venture partner until the Partnership and Carlyle - XVI have received an amount equal to their initial capital contributions (other than those used to pay closing costs) plus a negotiated annual internal rate of return thereon and an amount equal to their Tenant Improvement Cost Contributions, and thereafter any remaining annual cash flow shall be distributable 50% to the Partnership and Carlyle - XVI and 50% to the joint venture partner.

     The Palm Desert venture agreement also provides that upon sale or refinancing of the property, net sale or refinancing proceeds will be distributable first to the Partnership, Carlyle - XVI and the joint venture partner to the extent of any deficiencies in the receipt of their respective cumulative preferred returns; second, to the Partnership and Carlyle - XVI in an amount equal to their initial capital contributions (other than those used to pay closing costs) and their Tenant Improvement Cost Contributions and, as an equal priority, to the joint venture partner in an amount equal to its Tenant Improvement Cost Contributions; third, to the joint venture partner in an amount equal to the amount contributed by it to pay operating deficits through December 1994 and to provide a portion of the Partnership's and Carlyle - XVI's current and cumulative preferred returns described above (not to exceed $1,700,000); fourth, 75% to the Partnership and Carlyle - XVI and 25% to the joint venture partner until the Partnership and Carlyle - XVI have received a negotiated annual internal rate of return on their respective initial capital contributions (other than those used to pay closing costs), and any remaining proceeds will be distributable 50% to the Partnership and Carlyle - XVI and 50% to the joint venture partner.





     The portion of the shopping center owned by Palm Desert is currently subject to a first mortgage loan from an institutional lender with an outstanding principal balance of approximately $41,485,000 and $41,845,000 at December 31, 1996 and 1995, respectively. The loan provides for fixed interest at the rate of 12% per annum and monthly payments of principal and interest of $446,842 until January 1, 2019, when the loan will have been fully amortized.

     The land underlying the shopping center is owned by the lender under the first mortgage loan. Palm Desert leases the land by assignment of an existing ground lease which has a term through December 2038 and provides for minimum annual rental payments of $900,000, as well as for additional rental payments for each calendar year equal to 50% of the amount by which certain of the ground lessee's gross receipts from the shopping center exceed $6,738,256. Total ground rent expense for the years ended December 31, 1996, 1995 and 1994 was $1,293,112, $1,261,322 and $1,347,204,
respectively. The ground lease provides for two 10-year extensions at the option of the lessee. The ground lease does not provide for any option on the part of Palm Desert to purchase the land.

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

For 1996 and 1995, losses were allocated 75% to the Partnership and Carlyle
- XVI and 25% to the joint venture partner as there were no distributions made to the partners for 1996 and 1995. For 1994, in accordance with the Palm Desert venture agreement, losses were allocated to the joint venture partner to the extent that it had cumulatively contributed capital to fund the Partnership's and Carlyle - XVI's preferred return less any losses previously allocated to the joint venture partner as discussed above. The remainder of the loss was allocated 75% to the Partnership and Carlyle - XVI and 25% to the joint venture partner.

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

     HOUSTON INDUSTRIAL PROPERTIES

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





     On January 21, 1992, JMB/Warehouse purchased Minimax #2, Minimax #3, 1801 West Belt and Pine Forest #17 (the "Houston Properties") for an aggregate purchase price, excluding closing costs, of $9,182,830, of which $2,394,728 was paid, in cash, at closing. In February 1993, JMB/Warehouse purchased Silber #1, for a purchase price, excluding closing costs, of $3,000,000 of which $2,000,000 was paid, in cash, at closing. In addition, JMB/Warehouse expected to spend up to $874,000, in the aggregate, for certain physical improvements and other capital costs relating to the Houston Properties and Silber #1 which were identified at the time of purchase. As of December 31, 1996, approximately $797,000 of such amounts have been spent. Consequently, JMB/Warehouse's aggregate cash investment in the Houston Properties is expected to be approximately $3,475,000, excluding certain acquisition and closing costs, of which the Partnership's share is approximately $3,440,000. JMB/Warehouse's aggregate cash investment in Silber #1 is approximately $2,190,000 of which the Partnership's share is approximately $2,168,000. The balance of the purchase price for the Houston Properties was represented in part by three JMB/Warehouse non-recourse purchase money notes that are secured, individually, by Minimax #2, Minimax #3 and 1801 West Belt in the aggregate amount of $4,400,057. JMB/Warehouse also assumed the existing mortgage secured by Pine Forest #17, which had an outstanding loan balance of $2,388,045 at closing. A portion of Silber #1's purchase price was funded by a $1,000,000 first mortgage note bearing interest at a rate of 8.75% per annum. In July 1993, JMB/Warehouse prepaid principal of $101,736, $141,321 and $152,802 on the Minimax #2, Minimax #3 and 1801 West Belt purchase money notes, respectively.

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

     In January 1997, the joint venture entered into a contact for sale to sell all five of the properties to an unaffiliated buyer. There is no assurance that a sale of the properties pursuant to the contract will be consummated. If the sale is consummated in the proposed terms, the Partnership would recognize in 1997 a gain for financial reporting and Federal income tax purposes.

     As the Partnership and its venture partner have committed to a plan to sell or dispose of the Houston properties, the Houston properties were classified as held for sale as of October 1, 1996, and therefore, are not subject to continued depreciation. There can be no assurance, however, that a sale of the Houston properties will be consummated in the near term.

     The properties are managed under an agreement pursuant to which the manager manages the properties, collects all receipts from operations and, to the extent available from such receipts, pays all expenses of the properties for a 3% fee based upon a percentage of gross receipts from the properties.






LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1996 and 1995:

                                                                                   1996             1995
                                                                               -----------      -----------
8.5% mortgage note; secured by the 18 Central Shopping
  Center; balance payable in monthly installments of
  $89,485 (including interest and principal); (interest
  only payments of $74,375 were due monthly from
  January 1, 1993 through December 1, 1993); remaining
  balance of interest and principal due December 1, 1997. . . . . . . . .      $ 9,882,863       10,106,224

Promissory note, due February 1, 1999, secured by
  Minimax #2 in Houston, Texas; payable interest only;
  payments of $6,607 (7%) are due monthly through
  February 1, 1994; payments of $6,843 (7.25%) are
  due monthly from March 1, 1994 through February 1,
  1996; payments of $8,023 (8.5%) are due monthly
  from March 1, 1996 through February 1, 1997;
  payments of $8,966 (9.5%) are due monthly from
  March 1, 1997 through February 1, 1998; payments
  of $10,571 (11.2%) are due monthly from March 1,
  1998 through February 1, 1999 when the principal
  is due. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,030,856        1,030,856

Promissory note, due February 1, 1999, secured by
  Minimax #3 in Houston, Texas; payable interest only;
  payments of $9,162 (7%) are due monthly through
  February 1, 1994; payments of $9,489 (7.25%)
  are due monthly from March 1, 1994 through
  February 1, 1996; payments of $11,125 (8.5%)
  are due monthly from March 1, 1996 through
  February 1, 1997; payments of $12,434 (9.5%)
  are due monthly from March 1, 1997 through
  February 1, 1998; payments of $14,659 (11.2%)
  are due monthly from March 1, 1998 through
  February 1, 1999 when the principal is due. . . . . . . . . . . . . . .        1,429,336        1,429,336





                                                                                   1996             1995
                                                                               -----------      -----------
7% per annum promissory note, due February 1, 1999,
  secured by 1801 West Belt in Houston, Texas;
  payable interest only; payments of $9,898 (7%)
  are due monthly through February 1, 1994;
  payments of $10,252 (7.25%) are due monthly
  from March 1, 1994 through February 1, 1996;
  payments of $12,019 (8.5%) are due monthly
  from March 1, 1996 through February 1, 1997;
  payments of $13,433 (9.5%) are due monthly
  from March 1, 1997 through February 1, 1998;
  payments of $15,837 (11.2%) are due monthly
  from March 1, 1998 through February 1, 1999
  when the principal is due . . . . . . . . . . . . . . . . . . . . . . .        1,544,006        1,544,006

9.55% per annum promissory note, secured by Pine
  Forest #17 in Houston, Texas; balance payable in
  monthly installments of $23,322 (including interest
  and principal) through November 1, 1999 when the
  remaining balance of interest and principal is due. . . . . . . . . . .        2,064,575        2,143,148

8.75% mortgage note, secured by Silber #1 in Houston,
  Texas; balance payable in monthly installments of
  $8,221 (including principal and interest) through
  March 1, 2000 when the remaining balance of interest
  and principal is due. . . . . . . . . . . . . . . . . . . . . . . . . .          950,690          965,453
                                                                              ------------      -----------
          Total debt. . . . . . . . . . . . . . . . . . . . . . . . . . .       16,902,326       17,219,023
          Less current portion of long-term debt. . . . . . . . . . . . .        9,985,385          323,589
                                                                              ------------      -----------
          Total long-term debt. . . . . . . . . . . . . . . . . . . . . .     $  6,916,941       16,895,434
                                                                              ============      ===========





     Five-year maturities of long-term debt are summarized as follows:

                      1997. . . . . . . .    $ 9,985,385
                      1998. . . . . . . .        113,369
                      1999. . . . . . . .      4,004,198
                      2000. . . . . . . .        897,831
                      2001. . . . . . . .          --
                                             ===========


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

     The Partnership Agreement provides that subject to certain conditions the General Partners shall receive as a distribution of the proceeds (net after expenses and liabilities and retained working capital) from the sale or refinancing of a real property up to 3% of the selling price, and that the remaining proceeds be distributed 85% to the Holders of Interests and 15% to the General Partners. However, prior to such distributions being made, the Holders of Interests are entitled to receive 99% and the General Partners 1% of net sale or refinancing proceeds until the Holders of Interests (i) have received cash distributions of "sale proceeds" or "refinancing proceeds" in an amount equal to the Holders' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with "sale proceeds" or "refinancing proceeds" previously distributed, equal a 6% annual return on the Holders' average capital investment for each year (their initial capital investment as reduced by "sale proceeds" or "refinancing proceeds" previously distributed) commencing with the first fiscal quarter of 1990. The Holders of Interests are not expected to receive the return levels in (i) and (ii) above.





LEASES

     At December 31, 1996, the Partnership and its consolidated venture's principal assets are one shopping center and five industrial warehouses. The Partnership has determined that all leases are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the properties, excluding the cost of the land, is depreciated over the estimated useful lives. Leases with tenants range in term from five to twenty years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volume. With respect to the Partnership's shopping center investments, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1996:


            Shopping Center:
              Cost. . . . . . . . . . . . .   $11,769,156
              Accumulated depreciation. . .    (3,245,842)
                                              -----------
                                                8,523,314
                                              -----------
            Industrial Warehouses:
              Cost. . . . . . . . . . . . .    13,503,000
              Accumulated depreciation. . .    (1,461,280)
                                              -----------
                                               12,041,720
                                              -----------
                                              $20,565,034
                                              ===========

     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance) to be received in the future under the operating leases are as follows:

                      1997. . . . . . . .    $ 3,054,928
                      1998. . . . . . . .      2,361,907
                      1999. . . . . . . .      1,820,264
                      2000. . . . . . . .      1,737,873
                      2001. . . . . . . .      1,402,737
                      Thereafter. . . . .      2,166,893
                                             -----------
                                             $12,544,602
                                             ===========


TRANSACTIONS WITH AFFILIATES

     Pursuant to the terms of the Partnership Agreement, the General Partners deferred their share of net cash flow of the Partnership due to them over a five-year period ending December 1994, to the receipt by the Holders of Interests of a 5% per annum cumulative non-compounded return on their Current Capital Accounts (as defined) through such five-year period. These deferred amounts consisted of the Corporate General Partners' management fees and the remainder represented the General Partners' distributive share of net cash flow. The cumulative amount of such deferred distributions and management fees aggregated $488,595 at December 31, 1994. Additionally, in the first quarter of 1995, distributions and management fees of $15,208 relating to 1994 were deferred. All amounts deferred did not bear interest and were paid in 1995. In addition, the General Partners received operating distributions of $22,811 and $22,812 for 1996 and 1995, respectively.





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

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1996, 1995 and 1994 are as follows:

                                                              UNPAID AT
                                                             DECEMBER 31,
                               1996      1995       1994        1996
                             --------  --------   --------   ------------

Property management
 and leasing fees . . . . .  $ 70,312    74,469    137,185         --
Management fees to
 Corporate General
 Partners . . . . . . . . .    38,019    38,020     38,022         --
Insurance commissions . . .     2,911     2,959      2,959         --
Reimbursement (at cost)
 for accounting services. .     4,221    58,883     75,477          988
Reimbursement (at cost)
 for portfolio manage-
 ment services. . . . . . .    17,403    19,595     13,870        3,946
Reimbursement (at cost)
  for legal services. . . .     2,650     2,137      8,624        1,449
Reimbursement (at cost)
  for administrative
  charges and other
  out-of-pocket expenses. .     --       69,830      3,157         --
                             --------   -------   --------       ------
                             $135,516   265,893    279,294        6,383
                             ========   =======   ========       ======


INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary combined financial information for Palm Desert as of and for the years ended December 31, 1996 and 1995 is as follows:

                                             1996              1995
                                         ------------      -----------

  Current assets. . . . . . . . . .      $  1,369,711          841,267
  Current liabilities . . . . . . .        (1,608,701)      (1,251,074)
                                         ------------      -----------
       Working capital. . . . . . .          (238,990)        (409,807)
                                         ------------      -----------

  Other assets. . . . . . . . . . .         3,274,898        2,883,324
  Ventures partners' equity . . . .        (4,415,266)      (5,547,276)
  Investment property, net. . . . .        44,072,193       46,076,367
  Other liabilities . . . . . . . .        (1,334,509)      (1,106,951)
  Long-term debt. . . . . . . . . .       (41,079,673)     (41,485,363)
                                         ------------      -----------
       Partnership's capital. . . .      $    278,653          410,294
                                         ============      ===========




                                             1996              1995
                                         ------------      -----------
  Represented by:
    Invested capital. . . . . . . .      $  2,683,814        2,683,814
    Cumulative cash distributions .          (616,253)        (616,253)
    Cumulative earnings . . . . . .        (1,788,908)      (1,657,267)
                                         ------------      -----------
                                         $    278,653          410,294
                                         ============      ===========
  Total income. . . . . . . . . . .      $ 11,050,605       10,864,706
  Expenses applicable to
    operating loss. . . . . . . . .        12,314,256       12,312,635
                                         ------------      -----------
  Net operating loss. . . . . . . .        (1,263,651)      (1,447,929)
                                         ------------      -----------
  Net earnings (loss) . . . . . . .      $ (1,263,651)      (1,447,929)
                                         ============      ===========
  Partnership's share
    of income (loss). . . . . . . .      $   (131,640)        (137,177)
                                         ============      ===========

     Additionally, for the year ended December 31, 1994, total income was $10,786,976, expenses applicable to operating loss were $12,116,582 and net loss was $1,329,606 for the Palm Desert venture.







                                                                                                SCHEDULE III

                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                               CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                 DECEMBER 31, 1996


                                                             COSTS
                                                          CAPITALIZED
                                   INITIAL COST TO         SUBSEQUENT             GROSS AMOUNT AT WHICH CARRIED
                                   PARTNERSHIP (A)      TO ACQUISITION              AT CLOSE OF PERIOD (B) (C)
                              -------------------------  --------------      ------------------------------------
                                                             LAND,
                                            BUILDINGS      BUILDINGS                     BUILDINGS
                                              AND             AND                           AND
                 ENCUMBRANCE     LAND      IMPROVEMENTS   IMPROVEMENTS         LAND     IMPROVEMENTS    TOTAL (C)
                 -----------  -----------  ------------ ---------------     ----------  ------------  -----------
18 Central
 Shopping                                                       (C)
 Center . . . . .$ 9,882,863    1,614,000    13,136,000     (2,980,844)      1,239,094    10,530,062   11,769,156

JMB/WAREHOUSE

Minimax #2. . . .  1,030,856      549,532     1,032,176        150,079         549,532     1,182,255    1,731,787
Minimax #3. . . .  1,429,336      770,123     1,487,867        166,488         770,123     1,654,355    2,424,478
Pine Forest . . .  2,064,575      688,076     2,484,240        433,496         688,076     2,917,736    3,605,812
1801 West
 Belt . . . . . .  1,544,006      941,154     1,487,762        108,220         941,154     1,595,982    2,537,136
Silber #1 . . . .    950,690      495,692     2,477,864        230,231         495,692     2,708,095    3,203,787
                 -----------   ----------    ----------    -----------       ---------    ----------   ----------
   Total. . . . .$16,902,326    5,058,577    22,105,909     (1,892,330)      4,683,671    20,588,485   25,272,156
                 ===========   ==========    ==========    ===========       =========    ==========   ==========





                                                                                    SCHEDULE III - CONTINUED
                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                         CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                                                      LIFE ON WHICH
                                                                                      DEPRECIATION
                                                                                       IN LATEST
                                                                                      STATEMENT OF        1996
                                      ACCUMULATED            DATE OF      DATE         OPERATIONS     REAL ESTATE
                                     DEPRECIATION(E)      CONSTRUCTION  ACQUIRED      IS COMPUTED        TAXES
                                    ----------------      ------------ ----------   ---------------   -----------
18 Central Shopping
  Center. . . . . . . . . . . . . . .     $3,245,842         5/1/87       7/27/89        5-30 years      $260,285

JMB/WAREHOUSE

Minimax #2. . . . . . . . . . . . . .        184,009          1968        1/22/92        5-30 years        41,150
Minimax #3. . . . . . . . . . . . . .        245,577          1968        1/22/92        5-30 years        55,653
Pine Forest . . . . . . . . . . . . .        429,159          1979        1/22/92        5-30 years        84,552
1801 West Belt. . . . . . . . . . . .        241,426          1982        1/22/92        5-30 years        72,262
Silber #1 . . . . . . . . . . . . . .        361,109          1973        2/26/93        5-30 years        98,224
                                          ----------                                                     --------
   Total. . . . . . . . . . . . . . .     $4,707,122                                                     $612,126
                                          ==========                                                     ========

----------
Notes:
    (A) The initial cost to Partnership represents the original purchase price of the property.
    (B) The aggregate cost of real estate owned at December 31, 1996 for Federal income tax purposes was approximately $29,001,634.
    (C) The Partnership recorded provisions for value impairment of $1,103,533 and $2,638,820 in 1996 and 1994, respectively, which was recorded as a reduction to land and buildings and improvements.





                                                                                    SCHEDULE III - CONTINUED
                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURE

                         CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


      (D)  Reconciliation of real estate owned at December 31, 1996, 1995 and 1994:

                                                                 1996             1995              1994
                                                             ------------     ------------     ------------

                Balance at beginning of period. . . . .       $26,232,837       26,211,533       28,688,443
                Additions during period . . . . . . . .            96,097           21,304          195,120
                Purchase price and basis adjustment . .             --               --             (33,210)
                Provision for value impairment. . . . .        (1,056,778)           --          (2,638,820)
                                                              -----------       ----------      -----------
                Balance at end of period. . . . . . . .       $25,272,156       26,232,837       26,211,533
                                                              ===========       ==========      ===========
      (E)  Reconciliation of accumulated depreciation:

                Balance at beginning of period. . . . .       $ 4,076,379        3,365,742        2,574,316
                Depreciation expense. . . . . . . . . .           630,743          710,637          791,426
                                                              -----------       ----------      -----------
                Balance at end of period. . . . . . . .       $ 4,707,122        4,076,379        3,365,742
                                                              ===========       ==========      ===========






ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1995 and 1996.



                                  PART III

ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS

     JMB Realty Corporation, a Delaware Corporation ("JMB") is the Corporate General Partner and succeeded to all of the rights and responsibilities of the prior Corporate General Partner. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. The Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P., an Illinois limited partnership, with JMB as its sole general partner. ABPP Associates, L.P. shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 7, 1997. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1997. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

    JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-IX, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, JMB Income-VI, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.




     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 58) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 55) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 63) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 50) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. He is also a director of USC, Inc. as well as a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 47) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 49) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 44) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 48) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 61) has been associated with JMB since March, 1973. He is a Certified Public Accountant.






ITEM 11.  EXECUTIVE COMPENSATION

     Officers and the directors of the Corporate General Partner receive no direct remuneration in such capacities from the Partnership. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, and a share of profits or losses. Reference is made to the Notes for a description of such transactions, distributions and allocations. In 1996, the General Partners received $22,811 of distributions and the Corporate General Partner earned management fees of $38,019. The General Partners received a share of Partnership loss for tax purposes aggregating $2,522 in 1996. Such loss for tax purposes may benefit the General Partners (or the partners thereof) to the extent such loss may be used to offset taxable income from the Partnership or other sources.

     The Partnership is permitted to engage in various transactions involving the General Partners and their affiliates. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1996 aggregating $2,911 in connection with the provision of insurance coverage for a real property investment of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     An affiliate of the Corporate General Partner provided property management services in 1996 for the 18 Central Street Building in East Brunswick, New Jersey. In 1996, such affiliate earned property management fees of $70,312 for such services, of which all were paid as of December 31, 1996.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses, salaries, administrative, legal and accounting services relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. Such costs for 1996 were $24,274 for these services, of which $6,383 were unpaid as of December 31, 1996.






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

     (b) The Corporate General Partner, its officers and directors, and the Associate General Partner own the following Interests of the Partnership:

                               NAME OF                         AMOUNT AND NATURE
                               BENEFICIAL                      OF BENEFICIAL               PERCENT
TITLE OF CLASS                 OWNER                           OWNERSHIP                   OF CLASS
--------------                 ----------                      -----------------           --------

Limited Partnership            JMB Realty Corporation          14.11023 Interests (1)      Less than 1%
Interests (and Assignee
Interests therein)

Limited Partnership            Corporate General               14.50836 Interests (1)(2)   Less than 1%
Interests (and Assignee        Partner, its officers
Interests therein)             and directors, and
                               the Associate General
                               Partner as a group

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

     Reference is made to Item 10 for information concerning ownership of the Corporate General Partner.

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



                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this report:

              (1) Financial Statements (See Index to Financial Statements filed with this annual report).

              (2)   Exhibits.

                     3.A. Amended and Restated Agreement of Limited Partnership set forth as Exhibit A to the Prospectus, is hereby incorporated by reference to Exhibit 3 to the Partnership's Report on Form 10-K for December 31, 1992 (File No. 0-17708) dated March 19, 1993.

                    3.B. Acknowledgement of rights and duties of the General Partners of the Partnership between ABPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 are hereby incorporated by reference to
Exhibit 3-B to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-17708) dated November 8, 1996.

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

                    24.   Powers of Attorney.

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

     (b) The following reports on Form 8-K were required or filed since the beginning of the last quarter of the period covered by this report

         None.

     No annual report for the fiscal year 1996 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.




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

                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XVII

                  By:     JMB Realty Corporation
                          Corporate General Partner

                          GAILEN J. HULL
                  By:     Gailen J. Hull
                          Senior Vice President
                  Date:   March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:     JMB Realty Corporation
                          Corporate General Partner


                          JUDD D. MALKIN*
                  By:     Judd D. Malkin, Chairman and
                          Chief Financial Officer
                  Date:   March 21, 1997

                          NEIL G. BLUHM*
                  By:     Neil G. Bluhm, President and Director
                  Date:   March 21, 1997

                          H. RIGEL BARBER*
                  By:     H. Rigel Barber, Chief Executive Officer
                  Date:   March 21, 1997

                          GLENN E. EMIG*
                  By:     Glenn E. Emig, Chief Operating Officer
                  Date:   March 21, 1997


                          GAILEN J. HULL
                  By:     Gailen J. Hull, Senior Vice President
                          Principal Accounting Officer
                  Date:   March 21, 1997

                          A. LEE SACKS*
                  By:     A. Lee Sacks, Director
                  Date:   March 21, 1997

                          STUART C. NATHAN*
                  By:     Stuart C. Nathan, Executive Vice President
                            and Director
                  Date:   March 21, 1997

                  *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                          GAILEN J. HULL
                  By:     Gailen J. Hull, Attorney-in-Fact
                  Date:   March 21, 1997




               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII

                                EXHIBIT INDEX


                                                    DOCUMENT
                                                 INCORPORATED
                                                 BY REFERENCE     PAGE
                                                 -------------    ----

  3.A.      Amended and Restated Agreement
            of Limited Partnership set forth
            as Exhibit A to the Prospectus.                Yes

  3.B.      Acknowledgement of rights and
            duties of the General Partners
            of the Partnership between
            ABPP Associates, L.P. and
            JMB Realty Corporation                         Yes

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

  10-E.     Copies of Limited Partnership
            Agreement and Formation of
            Partnership Agreement relating
            to JMB/Warehouse Associates.                   Yes




                                                    DOCUMENT
                                                 INCORPORATED
                                                 BY REFERENCE     PAGE
                                                 -------------    ----

  10-F.     Copy of Purchase and Sale
            Agreement and related documents
            relating to the purchase of
            Silber #1                                      Yes

  21.       List of Subsidiaries.                           No

  24.       Powers of Attorney.                             No

  27.       Financial Data Schedule                         No