Form 10-Q
period 1997-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XVII
filed 1997-05-15
CIK 804214

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended March 31, 1997     Commission file #0-17708




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . .      3


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations. .     12



PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . .     15

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .     16

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XVII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                        CONSOLIDATED BALANCE SHEETS
                                   MARCH 31, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                            MARCH 31,     DECEMBER 31,
                                                                              1997           1996
                                                                           ------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $ 13,440,277      4,841,921
  Interest, rents and other receivables . . . . . . . . . . . . . . .            33,995         86,183
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .             5,774         14,867
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .           202,358        182,529
                                                                           ------------    -----------
          Total current assets. . . . . . . . . . . . . . . . . . . .        13,682,404      5,125,500
                                                                           ------------    -----------

Investment properties held for sale or disposition. . . . . . . . . .         8,583,315     20,565,034
                                                                           ------------    -----------

Investment in unconsolidated venture, at equity . . . . . . . . . . .           253,554        278,653
Note receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .             --            75,764
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .           182,242        421,992
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .           237,916        333,557
                                                                           ------------    -----------
                                                                           $ 22,939,431     26,800,500
                                                                           ============    ===========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XVII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                             MARCH 31,    DECEMBER 31,
                                                                               1997          1996
                                                                           ------------   ------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $  9,824,003      9,985,385
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .           126,492         97,709
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .            69,587        278,965
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .             --           351,841
                                                                           ------------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . .        10,020,082     10,713,900
                                                                           ------------    -----------
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .           302,500        302,500
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .             7,605         63,395
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .             --         6,916,941
                                                                           ------------    -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .        10,330,187     17,996,736

Venture partner's subordinated equity in venture. . . . . . . . . . .           119,729         81,293
Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .            20,000         20,000
      Cumulative cash distributions . . . . . . . . . . . . . . . . .          (235,934)      (235,934)
      Cumulative net earnings (losses). . . . . . . . . . . . . . . .          (281,485)      (322,607)
                                                                           ------------    -----------
                                                                               (497,419)      (538,541)
                                                                           ------------    -----------
  Limited partners:
      Capital contributions, net of offering costs. . . . . . . . . .        29,696,495     29,696,495
      Cumulative cash distributions . . . . . . . . . . . . . . . . .       (12,889,180)   (12,889,180)
      Cumulative net earnings (losses). . . . . . . . . . . . . . . .        (3,820,381)    (7,546,303)
                                                                           ------------    -----------
                                                                             12,986,934      9,261,012
                                                                           ------------    -----------
          Total partners' capital accounts (deficits) . . . . . . . .        12,489,515      8,722,471
                                                                           ------------    -----------
                                                                           $ 22,939,431     26,800,500
                                                                           ============    ===========

                       See accompanying notes to consolidated financial statements.

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                                (UNAUDITED)
                                                                                1997            1996
                                                                            ------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   761,653        897,083
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       43,343         69,090
                                                                             -----------     ----------
                                                                                 804,996        966,173
                                                                             -----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . .      212,972        362,627
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           178,343
  Property operating expenses . . . . . . . . . . . . . . . . . . . . . . .      300,336        318,821
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .       35,067         33,000
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . .       52,227         42,742
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .       62,697         85,843
                                                                             -----------     ----------
                                                                                 663,299      1,021,376
                                                                             -----------     ----------
       Operating earnings (loss). . . . . . . . . . . . . . . . . . . . . .      141,697        (55,203)
Partnership's share of operations
  of unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . . .      (25,099)       (31,275)
Venture partner's share of
  venture's operations. . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,547)        (1,313)
                                                                             -----------     ----------
        Net operating earnings (loss) . . . . . . . . . . . . . . . . . . .      115,051        (87,791)

Gain on sale of investment property, net of venture partner's
  share of gain of $38,528. . . . . . . . . . . . . . . . . . . . . . . . .    3,733,116          --
                                                                             -----------     ----------

        Net earnings (loss) before Partnership's share of
          extraordinary item. . . . . . . . . . . . . . . . . . . . . . . .    3,848,167        (87,791)

Extraordinary item, net of venture partner's share of $820. . . . . . . . .      (81,123)         --
                                                                             -----------     ----------

        Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . .  $ 3,767,044        (87,791)
                                                                             ===========     ==========




                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED




                                                                                1997            1996
                                                                            ------------    -----------

Net earnings (loss) per limited partnership interest:
  Net operating earnings. . . . . . . . . . . . . . . . . . . . . . . . . .  $      3.23          (2.47)
  Net gain on sale of investment property . . . . . . . . . . . . . . . . .       108.01          --
  Net extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . .        (2.35)         --
                                                                             -----------    -----------
                                                                             $    108.89          (2.47)
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

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                (UNAUDITED)
                                                                                1997            1996
                                                                            ------------   ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 3,767,044        (87,791)
  Items not requiring (providing) cash or cash equivalents:
      Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           178,343
      Amortization of deferred expenses . . . . . . . . . . . . . . . . . .       52,227         42,742
      Partnership's share of operations of unconsolidated ventures. . . . .       25,099         31,275
      Total gain on sale of investment property . . . . . . . . . . . . . .   (3,770,824)         --
      Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . .       81,123          --
      Venture partner's share of venture's operations and gain
        on sale of investment property. . . . . . . . . . . . . . . . . . .       39,255          1,313
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .        9,719         51,168
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (24,691)        (2,127)
    Note receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,152         12,781
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        3,465            185
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       30,783         53,178
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (5,472)          (607)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .     (351,841)      (257,386)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        2,933          --
                                                                            ------------    -----------
          Net cash provided by (used in) operating activities . . . . . . .     (127,028)        23,074
                                                                            ------------    -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .      (95,721)       (12,761)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (17,791)       (22,650)
  Cash proceeds from sale of investment property,
    net of selling expenses . . . . . . . . . . . . . . . . . . . . . . . .    8,922,491          --
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .    8,808,979        (35,411)
                                                                            ------------    -----------




                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                1997            1996
                                                                            ------------   ------------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (83,595)       (76,599)
                                                                            ------------    -----------

          Net cash provided by (used in) financing activities . . . . . . .      (83,595)       (76,599)
                                                                            ------------    -----------
          Net increase (decrease) in cash and cash equivalents  . . . . . .    8,598,356        (88,936)

          Cash and cash equivalents, beginning of year. . . . . . . . . . .    4,841,921      4,856,276
                                                                            ------------    -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . . $ 13,440,277      4,767,340
                                                                            ============    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $    422,350        363,234
                                                                            ============    ===========
  Non-cash investing and financing activities:
    Total sales proceeds from sale of investment property:
      Total sales proceeds, net of selling expenses . . . . . . . . . . . . $ 16,053,577          --
      Prepayment penalties. . . . . . . . . . . . . . . . . . . . . . . . .      (81,924)         --
      Payoff of mortgage loans and accrued interest . . . . . . . . . . . .   (7,049,162)         --
                                                                            ------------    -----------

          Cash proceeds from sale of investment properties. . . . . . . . . $  8,922,491          --
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

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1997 AND 1996

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1996 which are included in the Partnership's 1996 Annual Report on Form 10-K (File No. 0-17708) dated on March 21, 1997, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meaning as in the Partnership's 1996 Annual Report on Form 10-K.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated.

     The net results of operations for the three months ended March 31, 1997 and 1996 for consolidated properties classified as held for sale or disposition or sold or disposed of during the past two years were $565,535 and $318,820, respectively.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of their employees and certain of their officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership (and its consolidated venture) to the General Partners and their affiliates as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 were as follows:

                                                          Unpaid at
                                                          March 31,
                                    1997       1996         1997
                                  -------     ------    -------------

Property management fees. . .     $17,113     16,418         --
Reimbursement (at cost) for
 out-of-pocket salary and
 salary-related expenses
 related to the on-site
 personnel and for other
 costs for the Partnership
 and its investment
 properties . . . . . . . . .       7,958      8,322         7,958
                                  -------    -------        ------
                                  $25,071     24,740         7,958
                                  =======    =======        ======


18 CENTRAL SHOPPING CENTER

     Occupancy at the shopping center remained at 92% at March 31, 1997. Of the approximately 25,000 square feet (approximately 29% of the portion of the center owned by the Partnership) originally scheduled to expire in 1997, the Partnership has renewed approximately 15,000 square feet. Such renewal is at a market rent which is significantly lower than the rent the tenant is currently paying. Not all of the remaining leases scheduled to expire are expected to renew. This may result in increased vacancy and/or significant re-leasing costs for the property with a resulting adverse effect on property cash flow. Moreover, rents achieved upon renewal or releasing of the space are expected to be at market rates that are significantly lower than the current rents received for this space.

     In connection with the 1993 loan modification and extension, commencing in 1994 the Partnership is required to deposit 95% of the "net cash flow" (as defined) from the property up to $750,000 and 47.5% in excess of such amount to a collateral account to be used for the payment of tenant improvement costs, leasing commissions, other capital expenditures and operating deficits (as of the date of this report, $137,395 has been deposited and no amounts have been funded from this account). The lender has a first priority interest in the collateral account. In addition, the property requires certain capital and major repair projects, including roof repairs or replacement, to be completed over the next several years. Certain of these costs are to be paid out of the deposits in the collateral account noted above.

     The first mortgage loan in the principal amount of approximately $9,883,000 is scheduled to mature in December 1997. The lender has informed the Partnership that the lender is not willing to modify or extend the loan. The Partnership believes that the value of the shopping center is less than the mortgage loan, and the Partnership does not intend to expend any additional funds of its own on the property. Accordingly, the Partnership has deferred any capital improvements and major repair projects for the shopping center. The Partnership expects that the lender will seek to realize upon its security for the mortgage loan upon its maturity in December 1997. In such event, the Partnership would no longer have an ownership interest in the property. Upon such disposition, due to the prior $1,103,533 provision for value impairment recorded in September 1996, the Partnership would recognize an insignificant amount of gain for financial reporting purposes and a loss of approximately $2,000,000 for Federal income tax purposes with no distributable proceeds. Accordingly, the property has been classified as held for sale or disposition as of December 31, 1996, and therefore, the property is not subject to continued depreciation.

PALM DESERT TOWN CENTER

     Occupancy at the portion of the shopping center in which the Partnership owns an interest decreased to 88% at March 31, 1997 from 89% at December 31, 1996. Sales at the center have been negatively impacted during the last several quarters by new competition in the center's trade area. The increased competition has resulted in lower effective rents upon re-leasing of space. The center will continue to be subject to increased competition from new developments that are expected to be opening in the vicinity in the near future. In addition, the property's operations have been affected by tenant bankruptcies during the past year. The property is operating at an approximately break even level.

     The land underlying the shopping center is owned by the lender under the first mortgage loan. Palm Desert leases the land by assignment of an existing ground lease which provides for minimum annual rental payments of $900,000, as well as for additional rental payments for each calendar year equal to 50% of the amount by which certain of the ground lessee's gross receipts from the shopping center exceed $6,738,256. Total ground rent expense for the three months ended March 31, 1997 and 1996 was $323,257 and $331,583, respectively.

     The joint venture continues to consider a possible expansion of the mall and restructuring of the ground lease and mortgage loan. In the event that the joint venture decides to proceed, the Partnership would utilize its available funds to pay for its share of costs.

HOUSTON INDUSTRIAL PROPERTIES

     On March 28, 1997, the joint venture sold the Houston Industrial Properties to an unaffiliated third party for $16,350,000 (before selling expenses of approximately $296,000). Approximately $7,131,000 of sales proceeds were utilized to retire the mortgage debt including a prepayment penalty of approximately $81,900 (of which the Partnership's share of approximately $81,000 was included as an extraordinary item in the Partnership's 1997 consolidated financial statements). The sale resulted in approximately $3,771,000 of gain for financial reporting purposes in 1997 (of which approximately $3,733,000 was allocated to the Partnership). The Partnership expects to recognize a gain of approximately $3,678,000 for Federal income tax purposes (of which approximately $3,641,000 was allocated to the Partnership). The property was classified as held for sale as of October 1, 1996, and therefore, has not been subject to continued depreciation for financial reporting purposes.

INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary financial information for Palm Desert for the three months ended March 31, 1997 and 1996 is as follows:

                                 1997       1996
                              ---------- ----------

     Total income . . . . . . $2,671,255  2,728,079
     Expenses applicable to
       operating income . . .  2,912,184  3,028,290
                              ---------- ----------
     Net loss . . . . . . . . $  240,929    300,211
                              ========== ==========
     Partnership's share
       of loss. . . . . . . . $   25,099     31,275
                              ========== ==========

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1997 and for the three months ended March 31, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments. Capitalized terms used in this report and not otherwise defined have the same meanings as in the Partnership's 1996 Annual Report on Form 10-K.

     On March 28, 1997, the joint venture through which the Partnership owned an interest in Houston Industrial Properties sold the properties to an unaffiliated third party for $16,350,000. The Partnership expects to be making a distribution of $210 per Interest from the net proceeds of this sale in late May 1997. Since the subordination requirements of the Partnership Agreement are not expected to be attained as described further below, no portion of these sales proceeds will be distributed to the General Partners.

     After reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold or disposed of in the near term), barring unforeseen economic developments. Although the Partnership does not expect to realize any proceeds from a disposition of the 18 Central Shopping Center, it does expect to realize net proceeds from the sale of its interest in Palm Desert Town Center. However, aggregate sale distributions received by Holders of Interests over the entire term of the Partnership will be significantly less than their original investment of $1,000 per Interest. In connection with sale or other disposition (including a transfer of title to a lender) of the 18 Central Shopping Center, the Holders of Interests will be allocated gain for Federal income tax purposes regardless of whether any proceeds are distributable from such sales or other dispositions.

     As of March 31, 1997, the Partnership and its consolidated venture had cash and cash equivalents of approximately $13,440,000. Such cash and cash equivalents are available for distributions to partners, capital improvements and working capital requirements.

     In May 1997, the Partnership expects to make a distribution of cash generated from operations of $2.00 per interest. The primary source of the Partnership's cash flow from operations in recent years has been from the Houston Industrial Properties. As a result of the sale of the Houston Industrial Properties as noted above, the Partnership does not anticipate making any further distributions of cash generated from operations on a current basis. The Partnership currently plans to retain the balance of cash and investments it holds (after the distribution of sale proceeds and cash flow from operations noted above totaling $212.00 per Interest) for the working capital requirements of the Partnership. The joint venture in Palm Desert Town Center is currently not distributing cash flow to the Partnership or other venture partners as the property is reviewing redevelopment scenarios which could require substantial capital investments. Future distributions from sales or property operations will depend upon a combination of operating cash flow from the Palm Desert Town Center and the longer term capital requirements of the Partnership. Any funds so retained by the Partnership which are not ultimately used for working capital purposes would be available for future distributions.

     PALM DESERT TOWN CENTER

     The Partnership received (through a joint venture with an affiliate) its specified cash return relating to Palm Desert Town Center, which was being funded in part by the unaffiliated venture partner through December 31, 1994 pursuant to the terms of the applicable joint venture agreement. Since the unaffiliated venture partner's funding obligation expired at the end of 1994, the Partnership's share of cash is dependent upon the operations of the property. Occupancy at the portion of the shopping center in which the Partnership owns an interest decreased to 88% at March 31, 1997, down from 89% at December 31, 1996. Sales at the center have been negatively impacted during the last several quarters by new competition in the center's trade area. The increased competition has resulted in lower effective rents upon re-leasing of space. The center will continue to be subject to increased competition from new developments that are expected to be opening in the vicinity in the near future. In addition, the property's operations have been affected by tenant bankruptcies during the past year. The property is operating at an approximately break even level.

     The joint venture continues to consider a possible expansion of the mall and restructuring of the ground lease and mortgage loan. In the event that the joint venture decides to proceed, the Partnership expects that it would utilize its available funds to pay for its share of costs.

RESULTS OF OPERATIONS

     The increase in cash at March 31, 1997 as compared to December 31, 1996 is primarily due to the receipt and temporary investment of sales proceeds from the sale of the Houston Industrial Properties as discussed above.

     The decrease in interest, rents and other receivables at March 31, 1997 as compared to December 31, 1996 is primarily due to recording a reserve for certain accounts receivable at the 18 Central Shopping Center.

     The decrease in prepaid expenses, investment properties held for sale or disposition, note receivable, deferred expenses, accrued rents receivable, accrued interest, accrued real estate taxes, tenant security deposits, and long-term debt at March 31, 1997 as compared to December 31, 1996 is primarily due to the sale of the Houston Industrial Properties in March 1997.

     The decrease in rental income for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily due to the reversal of accrued rents receivable as a result of the sale of the Houston Industrial properties.

     The decrease in interest income for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily due to a lower average cash balance invested by the Partnership in 1997.

     The decrease in depreciation expense for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is due to the fact that the Partnership classified both the 18 Central Shopping Center and the Houston Industrial properties as held for sale or disposition and therefore discontinued depreciating these assets as of December 31, 1996 and October 1, 1996, respectively.

     The decrease in mortgage and other interest for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily due to the reversal of previously accrued interest as a result of the sale of the Houston Industrial properties.

     The gain on sale of investment property, net of venture partner's share for the three months ended March 31, 1997 is due to the sale of the Houston Industrial Properties in March 1997.

     The extraordinary item reported for the three months ended March 31, 1997 represents the Partnership's share of pre-payment penalties resulting from the extinguishment of debt related to the sale of the Houston Industrial Properties.

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1997:

                                                   1996                             1997
                                --------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
1.  Palm Desert Town Center
     Palm Desert, California. . .   91%        92%       88%       89%      88%

2.  18 Central Shopping Center
     East Brunswick, New Jersey .   92%        92%       92%       92%      92%

3.  Minimax #2,
     Houston, Texas . . . . . . .  100%       100%      100%      100%      N/A

4.  Minimax #3,
     Houston, Texas . . . . . . .  100%       100%      100%      100%      N/A

5.  1801 West Belt
     Houston, Texas . . . . . . .  100%       100%      100%      100%      N/A

6.  Pine Forest #17
     Houston, Texas . . . . . . .  100%       100%      100%      100%      N/A

7.  Silber #1
     Houston, Texas . . . . . . .   93%        93%      100%      100%      N/A


----------

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.


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

          3-B.    Acknowledgement of rights and duties of the General
Partners of the Partnership between ABPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 are hereby incorporated by reference to Exhibit 3-B to the Partnership's Report for September 30, 1996 on Form 10-Q as amended (File No. 0-17708) dated November 8, 1996.

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

          10-G.   Sale documents relating to the contract for sale by
the Partnership of its interest in the Houston Industrial Properties are hereby incorporated by reference to the Partnership's report for March 28, 1997 on Form 8-K (File No. 0-17708) dated April 11, 1997.

          27.     Financial Data Schedule


    (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

               The Partnership's Report on Form 8-K (File No. 0-17708) for March 28, 1997 (describing the sale of its indirect interest in the Houston Industrial Properties) was filed. This report was dated April 11, 1997 and includes a discussion of the sale (Item 2) and narrative pro forma financial information with respect to the sale (Item 7).

                              SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 9, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 9, 1997