Form 10-Q
period 1997-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XVII
filed 1997-08-13
CIK 804214

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended June 30, 1997      Commission file #0-17708




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . .      3


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations. .     13



PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . .     15

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .     16

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                        CONSOLIDATED BALANCE SHEETS
                                    JUNE 30, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                             JUNE 30,     DECEMBER 31,
                                                                              1997           1996
                                                                           ------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .       $ 6,085,870      4,841,921
  Interest, rents and other receivables . . . . . . . . . . . . . . .            21,966        101,050
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .           203,422        182,529
                                                                           ------------    -----------
          Total current assets. . . . . . . . . . . . . . . . . . . .         6,311,258      5,125,500
                                                                           ------------    -----------

Investment properties held for sale or disposition. . . . . . . . . .         8,583,315     20,565,034
                                                                           ------------    -----------

Investment in unconsolidated venture, at equity . . . . . . . . . . .           217,942        278,653
Note receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .             --            75,764
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .           154,876        421,992
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .           233,591        333,557
                                                                           ------------    -----------
                                                                           $ 15,500,982     26,800,500
                                                                           ============    ===========




                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE
                                  CONSOLIDATED BALANCE SHEETS - CONTINUED
                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                             JUNE 30,     DECEMBER 31,
                                                                               1997          1996
                                                                           ------------   ------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $  9,763,884      9,985,385
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .           121,454         97,709
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .            69,161        278,965
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .             --           351,841
  Other current liabilities . . . . . . . . . . . . . . . . . . . . .           302,500          --
                                                                           ------------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . .        10,256,999     10,713,900
                                                                           ------------    -----------
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .             --           302,500
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .             --            63,395
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .             --         6,916,941
                                                                           ------------    -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .        10,256,999     17,996,736

Venture partner's subordinated equity in venture. . . . . . . . . . .            42,249         81,293

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .            20,000         20,000
      Cumulative cash distributions . . . . . . . . . . . . . . . . .          (238,785)      (235,934)
      Cumulative net earnings (losses). . . . . . . . . . . . . . . .          (282,731)      (322,607)
                                                                           ------------    -----------
                                                                               (501,516)      (538,541)
                                                                           ------------    -----------
  Limited partners:
      Capital contributions, net of offering costs. . . . . . . . . .        29,696,495     29,696,495
      Cumulative cash distributions . . . . . . . . . . . . . . . . .       (20,142,970)   (12,889,180)
      Cumulative net earnings (losses). . . . . . . . . . . . . . . .        (3,850,275)    (7,546,303)
                                                                           ------------    -----------
                                                                              5,703,250      9,261,012
                                                                           ------------    -----------
          Total partners' capital accounts (deficits) . . . . . . . .         5,201,734      8,722,471
                                                                           ------------    -----------
                                                                           $ 15,500,982     26,800,500
                                                                           ============    ===========

                       See accompanying notes to consolidated financial statements.

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                             THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                (UNAUDITED)


                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1997          1996          1997          1996
                                                  -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . .   $   430,404     1,055,317     1,192,057     1,952,400
  Interest income . . . . . . . . . . . . . . .       100,370        56,188       143,713       125,278
                                                  -----------    ----------    ----------    ----------
                                                      530,774     1,111,505     1,335,770     2,077,678
                                                  -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . .       207,911       369,265       420,883       731,892
  Depreciation. . . . . . . . . . . . . . . . .         --          178,342         --          356,685
  Property operating expenses . . . . . . . . .       187,280       386,093       487,616       704,914
  Professional services . . . . . . . . . . . .        27,796        20,620        62,863        53,620
  Amortization of deferred expenses . . . . . .        27,366        42,742        79,593        85,484
  Management fees to corporate general partner.         4,752        19,010         4,752        19,010
  General and administrative. . . . . . . . . .        71,038        47,315       133,735       133,158
                                                  -----------    ----------    ----------    ----------
                                                      526,143     1,063,387     1,189,442     2,084,763
                                                  -----------    ----------    ----------    ----------
       Operating earnings (loss). . . . . . . .         4,631        48,118       146,328        (7,085)
Partnership's share of operations
  of unconsolidated ventures. . . . . . . . . .       (35,612)      (56,851)      (60,711)      (88,126)
Venture partner's share of
  venture's operations. . . . . . . . . . . . .          (159)       (1,776)       (1,706)       (3,089)
                                                  -----------    ----------    ----------    ----------
        Net operating earnings (loss) . . . . .       (31,140)      (10,509)       83,911       (98,300)

Gain on sale of investment property,
  net of venture partner's
  share of gain of $37,708. . . . . . . . . . .         --            --        3,733,116         --
                                                  -----------    ----------    ----------    ----------





                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1997          1996          1997          1996
                                                  -----------    ----------   -----------    ----------
        Net earnings (loss) before
          Partnership's share of
          extraordinary item. . . . . . . . . .       (31,140)      (10,509)    3,817,027       (98,300)

Extraordinary item, net of venture
  partner's share of $820 . . . . . . . . . . .         --            --          (81,123)        --
                                                  -----------    ----------    ----------    ----------

        Net earnings (loss) . . . . . . . . . .   $   (31,140)      (10,509)    3,735,904       (98,300)
                                                  ===========    ==========    ==========    ==========
        Net earnings (loss) per limited
         partnership interest:
          Net operating earnings. . . . . . . .   $      (.88)         (.29)         2.35         (2.76)
          Net gain on sale of investment property       --            --           108.01         --
          Net extraordinary item. . . . . . . .         --            --            (2.35)        --
                                                  -----------   -----------    ----------    ----------
                                                  $      (.88)         (.29)       108.01         (2.76)
                                                  ===========   ===========    ==========    ==========
        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . .   $    212.00          8.00        212.00          8.00
                                                  ===========   ===========    ==========    ==========













                       See accompanying notes to consolidated financial statements.

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                (UNAUDITED)
                                                                                1997            1996
                                                                            ------------   ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $  3,735,904        (98,300)
  Items not requiring (providing) cash or cash equivalents:
      Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           356,685
      Amortization of deferred expenses . . . . . . . . . . . . . . . . . .       79,593         85,484
      Partnership's share of operations of unconsolidated ventures. . . . .       60,711         88,126
      Venture partner's share of venture's operations, gain on sale or
        disposition of investment property and extraordinary item . . . . .       38,594          3,089
      Total gain on sale of investment property . . . . . . . . . . . . . .   (3,770,824)         --
      Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . .       81,943          --
      Net asset decrease in the sale of investment property . . . . . . . .       67,999          --
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .       26,171         73,460
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (25,758)        (3,473)
    Note receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,152         25,859
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        7,790            370
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       27,629         44,039
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (5,898)        (1,226)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .     (351,841)      (165,775)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .      (62,381)         --
                                                                            ------------    -----------
          Net cash provided by (used in) operating activities . . . . . . .      (76,216)       408,338
                                                                            ------------    -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .      (95,720)       (42,898)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (28,593)       (30,502)
  Cash proceeds from sale of investment property,
    net of selling expenses . . . . . . . . . . . . . . . . . . . . . . . .    8,922,472          --
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .    8,798,159        (73,400)
                                                                            ------------    -----------




                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                1997            1996
                                                                            ------------   ------------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .     (143,714)      (154,889)
  Distributions to venture partner. . . . . . . . . . . . . . . . . . . . .      (77,639)         --
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .   (7,253,790)      (273,761)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .       (2,851)       (11,406)
                                                                            ------------    -----------

          Net cash provided by (used in) financing activities . . . . . . .   (7,477,994)      (440,056)
                                                                            ------------    -----------
          Net increase (decrease) in cash and cash equivalents  . . . . . .    1,243,949       (105,118)

          Cash and cash equivalents, beginning of year. . . . . . . . . . .    4,841,921      4,856,276
                                                                            ------------    -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . . $  6,085,870      4,751,158
                                                                            ============    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $    630,687        733,118
                                                                            ============    ===========
  Non-cash investing and financing activities:
    Total sales proceeds from sale of investment property:
      Total sales proceeds, net of selling expenses . . . . . . . . . . . . $ 16,053,577          --
      Prepayment penalties. . . . . . . . . . . . . . . . . . . . . . . . .      (81,943)         --
      Payoff of mortgage loans and accrued interest . . . . . . . . . . . .   (7,049,162)         --
                                                                            ------------    -----------

          Cash proceeds from sale of investment properties. . . . . . . . . $  8,922,472          --
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

                        JUNE 30, 1997 AND 1996

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

     As of or during the year ended December 31, 1996, all of the Partnership's remaining consolidated properties were classified as held for sale or disposition. The net results of operations for the six months ended June 30, 1997 and 1996 for consolidated properties classified as held for sale or disposition or sold or disposed of during the past two years were $335,196 and $134,254, respectively.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure only has general and limited partnership interests, the Partnership does not expect any significant impact on its consolidated financial statements upon adoption of these standards when required at the end of 1997.

     Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of their employees and certain of their officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership (and its consolidated venture) to the General Partners and their affiliates as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 were as follows:

                                                          Unpaid at
                                                          June 30,
                                    1997       1996         1997
                                  -------     ------    -------------

Property management fees. . .     $32,127     33,628         --
Management fees to
 corporate general partner. .       4,752     19,010         --
Insurance commissions . . . .       2,892        671         --
Reimbursement (at cost) for
 out-of-pocket salary and
 salary-related expenses
 related to the on-site
 personnel and for other
 costs for the Partnership
 and its investment
 properties . . . . . . . . .      15,916     31,186       15,916
                                  -------    -------       ------
                                  $55,687     84,495       15,916
                                  =======    =======       ======


18 CENTRAL SHOPPING CENTER

     Occupancy at the shopping center decreased to 81% at June 30, 1997, down from 92% at March 31, 1997 and December 31, 1996, due to the lease expiration of a tenant occupying approximately 10,000 square feet. Of the approximately 25,000 square feet (approximately 29% of the portion of the center owned by the Partnership) originally scheduled to expire in 1997, the Partnership has renewed one lease of approximately 15,000 square feet. Such renewal is at a market rent which is significantly lower than the rent the tenant was previously paying. The Partnership is actively pursuing replacement tenants for the vacant space. However, rents achieved upon renewal or releasing of the space are expected to be at market rates that are significantly lower than the previous rents received for this space.

     In March 1993, the Partnership modified and extended to December 1, 1997 the mortgage note secured by the 18 Central Shopping Center to reduce the accrual rate on the loan which had matured December 1992. In addition, the modification provides the lender with additional interest equal to 50% of the "net sales proceeds" or "net appraised proceeds" (each as defined) of the property, subject to a minimum amount of $250,000 (or, if less, 100% of the "net sales proceeds" or "net appraised proceeds") and a maximum amount of $450,000 of additional interest, $250,000 of which has been reflected as other current liabilities and other liabilities in the accompanying Consolidated Financial Statements at June 30, 1997 and December 31, 1996, respectively. The Partnership will also be required to pay a loan extension fee of $52,500, payable at maturity or prepayment of the loan, which has also been reflected as other current liabilities and other liabilities in the accompanying Consolidated Financial Statements at June 30, 1997 and December 31, 1996, respectively. Prepayment of the loan is currently subject to a prepayment charge generally equal to the greater of 1% of the loan amount prepaid or the amount that equals the discounted value of the difference between the yield that would be provided to maturity based upon the existing interest rate of the mortgage loan, and the yield that would be provided to maturity based upon the interest rate of U.S. Treasury obligations (as of the date of prepayment) having the same maturity date as the mortgage loan. In connection with the loan modification and extension, commencing in 1994 the Partnership is required to deposit 95% of the "net cash flow" (as defined) from the property up to

$750,000 and 47.5% in excess of such amount to a collateral account to be used for the payment of tenant improvement costs, leasing commissions, other capital expenditures and operating deficits (as of the date of this report, $137,395 has been deposited and no amounts have been funded from this account). The lender has a first priority interest in the collateral account. In addition, the property requires certain capital and major repair projects, including roof repairs or replacement, to be completed over the next several years. Certain of these costs are to be paid out of the deposits in the collateral account noted above.

     The first mortgage loan in the principal amount of approximately $9,883,000 is scheduled to mature in December 1997. The lender has informed the Partnership that the lender is not willing to modify or extend the loan. The Partnership believes that the value of the shopping center is less than the mortgage loan, and the Partnership does not intend to expend any additional funds of its own on the property. Accordingly, the Partnership has deferred any capital improvements and major repair projects for the shopping center. The Partnership expects that it will negotiate a transfer of its ownership interest to the lender or that the lender will seek to realize upon its security for the mortgage loan upon maturity in December 1997. In either event, the Partnership would no longer have an ownership interest in the property. Upon such transfer or disposition, due to the prior $1,103,533 provision for value impairment recorded in September 1996 for financial reporting purposes, the Partnership would recognize an insignificant amount of gain for financial reporting purposes and a loss of approximately $2,000,000 for Federal income tax purposes with no distributable proceeds.

PALM DESERT TOWN CENTER

          The Partnership received (through a joint venture with an affiliate) its specified cash return relating to Palm Desert Town Center, which was being funded in part by the unaffiliated venture partner through December 31, 1994 pursuant to the terms of the applicable joint venture agreement. Since the unaffiliated venture partner's funding obligation expired at the end of 1994, the Partnership's share of cash is dependent upon the operations of the property. Occupancy at the portion of the shopping center in which the Partnership owns an interest decreased to 86%
at June 30, 1997.   Sales at the center have been negatively impacted
during the last several quarters by new competition in the center's trade area. The increased competition has resulted in lower effective rents upon re-leasing of space. The center will continue to be subject to increased competition from new developments that are expected to be opening in the vicinity in the near future. In addition, the property's operations have been affected by tenant bankruptcies during the past year. The property is operating at an approximately break-even level. The Partnership is discussing the possibility of the sale of its interest in the joint venture to the unaffiliated venture partner. Accordingly, the property has been was classified as held for sale or disposition as of July 1, 1997, and therefore, will not be subject to continued depreciation.

     The land underlying the shopping center is owned by the lender under the first mortgage loan. Palm Desert leases the land by assignment of an existing ground lease which provides for minimum annual rental payments of $900,000, as well as for additional rental payments for each calendar year equal to 50% of the amount by which certain of the ground lessee's gross receipts from the shopping center exceed $6,738,256. Total ground rent expense for the six months ended June 30, 1997 and 1996 was $547,716 and $652,366, respectively.

     The joint venture continues to consider a possible expansion of the mall and restructuring of the ground lease and mortgage loan. In the event that the joint venture decides to proceed, the Partnership may utilize a portion of its available funds to pay for its share of costs. However, as discussed above, the Partnership is also discussing with the unaffiliated venture partner the possibility of a sale of the Partnership's interest in the joint venture.

HOUSTON INDUSTRIAL PROPERTIES

     On March 28, 1997, the joint venture sold the Houston Industrial Properties to an unaffiliated third party for $16,350,000 (before selling expenses of approximately $296,000). Approximately $7,131,000 of sales proceeds were utilized to retire the mortgage debt including a prepayment penalty of approximately $81,900 (of which the Partnership's share of approximately $81,000 is included as an extraordinary item in the Partnership's 1997 consolidated financial statements). The sale resulted in approximately $3,771,000 of gain for financial reporting purposes in 1997 (of which approximately $3,733,000 was allocated to the Partnership). The joint venture expects to recognize a gain of approximately $3,678,000 for Federal income tax purposes in 1997 (of which approximately $3,641,000 will be allocated to the Partnership).

     In connection with the sale of these properties, as is customary in such transactions, the joint venture agreed to certain representations and warranties, with a stipulated survival period to December 15, 1997. Although it is not expected, the joint venture may ultimately have some liability under such representations and warranties. In this regard, the joint venture will not be liquidated until after the expiration of the above-mentioned survival period and after the distribution of any remaining funds to the venture partners.


INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary financial information for Palm Desert for the six months ended June 30, 1997 and 1996 is as follows:

                                 1997       1996
                              ---------- ----------

     Total income . . . . . . $5,040,523  5,277,655
     Expenses applicable to
       operating income . . .  5,623,305  6,123,601
                              ---------- ----------
     Net loss . . . . . . . . $  582,782    845,946
                              ========== ==========
     Partnership's share
       of loss. . . . . . . . $   60,711     88,126
                              ========== ==========

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     On March 28, 1997, the joint venture through which the Partnership owned an interest in the Houston Industrial Properties sold the properties to an unaffiliated third party for $16,350,000. The Partnership made a distribution to the Holders of Interests of $210 per Interest from the net proceeds of this sale in May 1997. Since the subordination requirements of the Partnership Agreement are not expected to be attained, no portion of these sales proceeds were distributed to the General Partners.

     After reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold or disposed of in the near term), barring unforeseen economic developments. Although the Partnership does not expect to realize any proceeds from a disposition of the 18 Central Shopping Center, it does expect to realize net proceeds from the sale of its interest in Palm Desert Town Center, its other remaining real estate investment. However, aggregate sale distributions received by Holders of Interests over the entire term of the Partnership will be significantly less than their original investment of $1,000 per Interest. In connection with a sale or other disposition (including a transfer of title to a lender) of the 18 Central Shopping Center, the Holders of Interests will be allocated gain for Federal income tax purposes regardless of whether any proceeds are distributable from such sale or other disposition.

     As of June 30, 1997, the Partnership and its consolidated venture had cash and cash equivalents of approximately $6,086,000. Such cash and cash equivalents are available for capital improvements and other working capital requirements.

     In May 1997, the Partnership made a distribution to the Holders of Interests of cash generated from operations of $2.00 per Interest. The primary source of the Partnership's cash flow from operations in recent years has been from the Houston Industrial Properties. As a result of the sale of the Houston Industrial Properties as noted above, the Partnership does not anticipate making any further distributions of cash generated from operations on a current basis. The Partnership currently plans to retain the balance of cash and investments it holds for the working capital requirements of the Partnership. The joint venture in Palm Desert Town Center is currently not distributing cash flow to the Partnership or other venture partners as the joint venture is reviewing redevelopment scenarios which could require substantial capital investments. Future distributions from sales or property operations will depend upon a combination of operating cash flow from the Palm Desert Town Center and the longer term capital requirements of the Partnership as well as the terms of any sale of the Palm Desert Town Center (or the Partnership's interest therein). Any funds so retained by the Partnership which are not ultimately used for working capital purposes would be available for future distributions.

RESULTS OF OPERATIONS

     Significant fluctuations in the accompanying consolidated financial statements are due to the sale of the Houston Industrial Properties in March 1997.

     The increase in cash and cash equivalents at June 30, 1997 as compared to December 31, 1996 is primarily due to the retention of a portion of the sales proceeds received from the sale of the Houston Industrial Properties pending the expiration of the period for representations and warranties made in connection with the sale, as discussed in the Notes to Consolidated Financial Statements.

     The increase in other current liabilities, and the corresponding decrease in other liabilities, at June 30, 1997 as compared to December 31, 1996 is due to the reclassification of the lender's additional interest and loan extension fee on the property secured by the 18 Central Shopping Center as current due to the scheduled maturity of the loan in December 1997.

     The increase in interest income for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is primarily due to a higher average cash balance invested by the Partnership in 1997.

     The decrease in depreciation expense for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is due to the fact that the Partnership classified both the 18 Central Shopping Center and the Houston Industrial Properties as held for sale or disposition and therefore suspended depreciation of these assets as of December 31, 1996 and October 1, 1996, respectively.

     The decrease in management fees to corporate general partner for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is due to a decrease in operating distributions paid by the Partnership.

     The gain on sale of investment property, net of venture partner's share, for the six months ended June 30, 1997 is due to the sale of the Houston Industrial Properties in March 1997.

     The extraordinary item reported for the six months ended June 30, 1997 represents the Partnership's share of pre-payment penalties resulting from the extinguishment of debt related to the 1997 sale of the Houston Industrial Properties.

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1997:

                                                   1996                             1997
                                --------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
1.  Palm Desert Town Center
     Palm Desert, California. . .   91%        92%       88%       89%      88%     86%

2.  18 Central Shopping Center
     East Brunswick, New Jersey .   92%        92%       92%       92%      92%     81%

3.  Minimax #2,
     Houston, Texas . . . . . . .  100%       100%      100%      100%      N/A     N/A

4.  Minimax #3,
     Houston, Texas . . . . . . .  100%       100%      100%      100%      N/A     N/A

5.  1801 West Belt
     Houston, Texas . . . . . . .  100%       100%      100%      100%      N/A     N/A

6.  Pine Forest #17
     Houston, Texas . . . . . . .  100%       100%      100%      100%      N/A     N/A

7.  Silber #1
     Houston, Texas . . . . . . .   93%        93%      100%      100%      N/A     N/A


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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 8, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 8, 1997