Form 10-Q
period 1997-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XVII
filed 1997-11-07
CIK 804214

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



For the quarter ended
September 30, 1997                           Commission file #0-17708




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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]   No [  ]

                             TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements. . . . . . . . . . . . . . . .      3


Item 2.     Management's Discussion and
            Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . .     13



PART II     OTHER INFORMATION


Item 5.     Other Information . . . . . . . . . . . . . . . . .     16

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . .     17

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                           CONSOLIDATED BALANCE SHEETS
                                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                   (UNAUDITED)

                                                     ASSETS
                                                     ------
                                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                                   1997           1996
                                                                              --------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .        $ 5,987,103      4,841,921
  Interest, rents and other receivables . . . . . . . . . . . . . . . . .             66,678        101,050
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .            269,556        182,529
                                                                                 -----------    -----------
          Total current assets. . . . . . . . . . . . . . . . . . . . . .          6,323,337      5,125,500
                                                                                 -----------    -----------

Investment properties held for sale or disposition. . . . . . . . . . . .          8,613,315     20,565,034
                                                                                 -----------    -----------

Investment in unconsolidated venture, at equity . . . . . . . . . . . . .            252,462        278,653
Note receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --           75,764
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .            129,247        421,992
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . .            229,264        333,557
                                                                                 -----------    -----------
                                                                                 $15,547,625     26,800,500
                                                                                 ===========    ===========




                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE
                                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                              LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                              -----------------------------------------------------

                                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                                  1997            1996
                                                                              --------------   ------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . .       $  9,702,478      9,985,385
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .             56,168         97,709
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .             68,726        278,965
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .             69,952        351,841
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . . .            302,500          --
                                                                                ------------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . . . .         10,199,824     10,713,900
                                                                                ------------    -----------
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --          302,500
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . .               --           63,395
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --        6,916,941
                                                                                ------------    -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . . .         10,199,824     17,996,736

Venture partner's subordinated equity in venture. . . . . . . . . . . . .             42,300         81,293

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . . .             20,000         20,000
      Cumulative cash distributions . . . . . . . . . . . . . . . . . . .           (238,785)      (235,934)
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .           (278,580)      (322,607)
                                                                                ------------    -----------
                                                                                    (497,365)      (538,541)
                                                                                ------------    -----------
  Limited partners:
      Capital contributions, net of offering costs. . . . . . . . . . . .         29,696,495     29,696,495
      Cumulative cash distributions . . . . . . . . . . . . . . . . . . .        (20,142,970)   (12,889,180)
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .         (3,750,659)    (7,546,303)
                                                                                ------------    -----------
                                                                                   5,802,866      9,261,012
                                                                                ------------    -----------
          Total partners' capital accounts (deficits) . . . . . . . . . .          5,305,501      8,722,471
                                                                                ------------    -----------
                                                                                $ 15,547,625     26,800,500
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

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                   (UNAUDITED)


                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30                  SEPTEMBER 30
                                                      --------------------------   --------------------------
                                                          1997           1996          1997           1996
                                                      -----------     ----------   -----------     ----------
Income:
  Rental income . . . . . . . . . . . . . . . . . .    $  335,580        835,857     1,527,637      2,788,257
  Interest income . . . . . . . . . . . . . . . . .        95,278         52,879       238,991        178,157
                                                      -----------     ----------    ----------     ----------
                                                          430,858        888,736     1,766,628      2,966,414
                                                      -----------     ----------    ----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . .       206,615        371,694       627,498      1,103,586
  Depreciation. . . . . . . . . . . . . . . . . . .          --          178,484          --          535,169
  Property operating expenses . . . . . . . . . . .       105,966        332,410       593,582      1,037,324
  Professional services . . . . . . . . . . . . . .         2,699         10,102        18,562         63,722
  Amortization of deferred expenses . . . . . . . .        25,629         47,675       105,222        133,159
  Management fees to corporate general partner. . .          --            --            4,752         19,010
  General and administrative. . . . . . . . . . . .        67,651         59,741       201,386        192,899
  Provision for value impairment. . . . . . . . . .          --        1,103,533          --        1,103,533
                                                      -----------     ----------    ----------     ----------
                                                          408,560      2,103,639     1,551,002      4,188,402
                                                      -----------     ----------    ----------     ----------
       Operating earnings (loss). . . . . . . . . .        22,298     (1,214,903)      215,626     (1,221,988)
Partnership's share of operations
  of unconsolidated ventures. . . . . . . . . . . .        34,520        (19,427)      (26,191)      (107,553)
Venture partner's share of
  venture's operations. . . . . . . . . . . . . . .           (51)           (36)       (1,757)        (3,125)
                                                      -----------     ----------    ----------     ----------
        Net operating earnings (loss) . . . . . . .        56,767     (1,234,366)      187,678     (1,332,666)

Gain on sale of investment property,
  net of venture partner's
  share of gain of $37,708. . . . . . . . . . . . .          --            --        3,733,116          --
                                                      -----------     ----------    ----------     ----------





                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30                  SEPTEMBER 30
                                                      --------------------------   --------------------------
                                                          1997           1996          1997           1996
                                                      -----------     ----------   -----------     ----------
        Net earnings (loss) before
          Partnership's share of
          extraordinary item. . . . . . . . . . . .        56,767     (1,234,366)    3,920,794     (1,332,666)

Extraordinary item, net of venture
  partner's share of $820 . . . . . . . . . . . . .          --            --          (81,123)         --
                                                      -----------     ----------    ----------     ----------

        Net earnings (loss) . . . . . . . . . . . .   $    56,767     (1,234,366)    3,839,671     (1,332,666)
                                                      ===========     ==========    ==========     ==========
        Net earnings (loss) per limited
         partnership interest:
          Net operating earnings. . . . . . . . . .   $      1.60         (34.63)         5.27         (37.39)
          Net gain on sale of investment property .          --            --           108.01          --
          Net extraordinary item. . . . . . . . . .          --            --            (2.35)         --
                                                      -----------    -----------    ----------     ----------
                                                      $      1.60         (34.63)       110.93         (37.39)
                                                      ===========    ===========    ==========     ==========
        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . . . .   $      --            --           212.00           8.00
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

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                   (UNAUDITED)
                                                                                     1997             1996
                                                                                 ------------    ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,839,671      (1,332,666)
  Items not requiring (providing) cash or cash equivalents:
      Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           535,169
      Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . .       105,222         133,159
      Partnership's share of operations of unconsolidated ventures. . . . . . .        26,191         107,553
      Venture partner's share of venture's operations, gain on sale or
        disposition of investment property and extraordinary item . . . . . . .        38,645           3,125
      Total gain on sale of investment property . . . . . . . . . . . . . . . .    (3,770,824)          --
      Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . . .        81,943           --
      Net asset decrease due to the sale of investment property . . . . . . . .        67,999           --
      Provision for value impairment. . . . . . . . . . . . . . . . . . . . . .          --         1,103,533
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . . . .       (18,541)        160,220
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           (20,584)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (91,892)           (582)
    Note receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14,152          39,365
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . . .        12,117             554
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (37,658)         89,540
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (6,333)          2,314
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . .      (281,889)        (74,163)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . . .       (62,381)          --
                                                                                 ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . . . .       (83,578)        746,537
                                                                                 ------------     -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . . . .      (125,720)        (44,410)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .       (28,593)       (119,343)
  Cash proceeds from sale of investment property,
    net of selling expenses . . . . . . . . . . . . . . . . . . . . . . . . . .     8,922,472           --
                                                                                 ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . . . .     8,768,159        (163,753)
                                                                                 ------------     -----------




                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                     1997             1996
                                                                                 ------------    ------------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . . . .      (205,120)       (234,910)
  Distributions to venture partner. . . . . . . . . . . . . . . . . . . . . . .       (77,638)          --
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . . . .    (7,253,790)       (273,734)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . . . .        (2,851)        (11,406)
                                                                                  -----------     -----------

          Net cash provided by (used in) financing activities . . . . . . . . .    (7,539,399)       (520,050)
                                                                                  -----------     -----------
          Net increase (decrease) in cash and cash equivalents  . . . . . . . .     1,145,182          62,734

          Cash and cash equivalents, beginning of year. . . . . . . . . . . . .     4,841,921       4,856,276
                                                                                 ------------     -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . . . .  $  5,987,103       4,919,010
                                                                                 ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . . .  $    633,831       1,101,272
                                                                                 ============     ===========
  Non-cash investing and financing activities:
    Total sales proceeds from sale of investment property:
      Total sales proceeds, net of selling expenses . . . . . . . . . . . . . .  $ 16,053,577           --
      Prepayment penalties. . . . . . . . . . . . . . . . . . . . . . . . . . .       (81,943)          --
      Payoff of mortgage loans and accrued interest . . . . . . . . . . . . . .    (7,049,162)          --
                                                                                 ------------     -----------

          Cash proceeds from sale of investment properties. . . . . . . . . . .  $  8,922,472           --
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

                        SEPTEMBER 30, 1997 AND 1996

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

     As of September 30, 1997, the Partnership and its consolidated venture have or have previously committed to plans to sell or dispose of all their remaining investment properties. Accordingly, all consolidated properties have been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption. The results of operations, net of venture partners' share, for these properties and for properties sold or disposed of in the past two years were $340,953 and ($1,033,206), respectively, for the nine months ended September 30, 1997 and 1996.

     In addition, the accompanying consolidated financial statements include ($26,191) and ($107,553), respectively, of the Partnership's share of total property operations of ($251,415) and ($1,032,430) for unconsolidated properties for the nine months ended September 30, 1997 and 1996, respectively, which are held for sale or disposition or have been sold or disposed of during the past two years.

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


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of their employees and certain of their officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership (and its consolidated venture) to the General Partners and their affiliates as of September 30, 1997 and for the nine months ended September 30, 1997 and 1996 were as follows:

                                                              Unpaid at
                                                            September 30,
                                      1997        1996          1997
                                    -------      ------     -------------

Property management fees. . . .     $47,206      53,788            --
Management fees to
 corporate general partner. . .       4,752      19,010            --
Insurance commissions . . . . .       2,892       2,911            --
Reimbursement (at cost) for
 out-of-pocket salary and
 salary-related expenses
 related to the on-site
 personnel and for other
 costs for the Partnership
 and its investment
 properties . . . . . . . . . .      23,874      50,263        16,417
                                    -------     -------        ------
                                    $78,724     125,972        16,417
                                    =======     =======        ======


18 CENTRAL SHOPPING CENTER

     Occupancy at the shopping center remained consistent with the previous quarter at 81%, down from 92% at March 31, 1997, due to the lease expiration of a tenant occupying approximately 10,000 square feet. Of the approximately 25,000 square feet (approximately 29% of the portion of the center owned by the Partnership) originally scheduled to expire in 1997, the Partnership has renewed one lease of approximately 15,000 square feet. Such renewal is at a market rent which is significantly lower than the rent the tenant was previously paying. The Partnership is actively pursuing replacement tenants for the vacant space. However, rents achieved upon renewal or releasing of the space are expected to be at market rates that are significantly lower than the previous rents received for this space.

     In March 1993, the Partnership modified and extended to December 1, 1997 the mortgage note secured by the 18 Central Shopping Center to reduce the accrual rate on the loan which had matured December 1992. In addition, the modification provides the lender with additional interest equal to 50% of the "net sales proceeds" or "net appraised proceeds" (each as defined) of the property, subject to a minimum amount of $250,000 (or, if less, 100% of the "net sales proceeds" or "net appraised proceeds") and a maximum amount of $450,000 of additional interest, $250,000 of which has been reflected as other current liabilities and other liabilities in the accompanying Consolidated Financial Statements at September 30, 1997 and December 31, 1996, respectively. The Partnership will also be required to pay a loan extension fee of $52,500, payable at maturity or prepayment of the loan, which has also been reflected as other current liabilities and other liabilities in the accompanying Consolidated Financial Statements at September 30, 1997 and December 31, 1996, respectively. The loan extension fee and additional interest are non-recourse liabilities to the Partnership and are not required to be paid out of any cash reserves of the Partnership upon transfer of title to the lender in full satisfaction of the mortgage, as discussed below. Prepayment of the loan is currently subject to a prepayment charge generally equal to the greater of 1% of the loan amount prepaid or the amount that equals the discounted value of the difference between the yield that would be provided to maturity based upon the existing interest rate of the mortgage loan, and the yield that would be provided to maturity based upon the interest rate of U.S. Treasury obligations (as of the date of prepayment) having the same maturity date as the mortgage loan. In connection with the loan modification and extension, commencing in 1994 the Partnership is required to deposit 95% of the "net cash flow" (as defined) from the property up to $750,000 and 47.5% in excess of such amount to a collateral account to be used for the payment of tenant improvement costs, leasing commissions, other capital expenditures and operating deficits (as of the date of this report, $137,395 has been deposited and no amounts have been funded from this account). The lender has a first priority interest in the collateral account. In addition, the property requires certain capital and major repair projects, including roof repairs or replacement, to be completed over the next several years. Certain of these costs are to be paid out of the deposits in the collateral account noted above.

     The first mortgage loan in the principal amount of approximately $9,702,000 is scheduled to mature in December 1997. The lender has informed the Partnership that the lender is not willing to modify or extend the loan. The Partnership believes that the value of the shopping center is less than the mortgage loan, and the Partnership does not intend to expend any additional funds of its own on the property. Accordingly, the Partnership has deferred any capital improvements and major repair projects for the shopping center. Subsequent to September 30, 1997, the Partnership reached an agreement in principle with the lender to transfer its ownership interest to the lender. Upon such transfer, the Partnership would no longer have an ownership interest in the property and due to the prior $1,103,533 provision for value impairment recorded in September 1996 for financial reporting purposes, the Partnership will recognize an insignificant amount of gain for financial reporting purposes and a loss of approximately $2,000,000 for Federal income tax purposes with no distributable proceeds. In addition, upon transfer of the interest in the property in full satisfaction of the mortgage, the Partnership will recognize, for financial reporting purposes, approximately $1,500,000 of extraordinary gain on extinguishment of debt. However, there can be no assurance that this transaction will be consummated on these or any other terms.

PALM DESERT TOWN CENTER

          The Partnership received (through a joint venture with an affiliate) its specified cash return relating to Palm Desert Town Center, which was being funded in part by the unaffiliated venture partner through December 31, 1994 pursuant to the terms of the applicable joint venture agreement. Since the unaffiliated venture partner's funding obligation expired at the end of 1994, the Partnership's share of cash has been dependent upon the operations of the property. Occupancy at the portion of the shopping center in which the Partnership owns an interest increased to
87% at September 30, 1997 up from 86% at June 30, 1997.   Sales at the
center have been negatively impacted during the last several quarters by new competition in the center's trade area. The increased competition has resulted in lower effective rents upon re-leasing of space. The center will continue to be subject to increased competition from new developments that are expected to be opening in the vicinity in the near future. In addition, the property's operations have been affected by tenant bankruptcies during the past year. The property is operating at an approximately break-even level. The Partnership is discussing the possibility of the sale of its interest in the joint venture to the unaffiliated venture partner. However, there can be no assurance that a sale transaction on acceptable terms can be arranged. The property has been classified as held for sale or disposition as of July 1, 1997, and therefore, is no longer subject to continued depreciation.

     The land underlying the shopping center is owned by the lender under the first mortgage loan. Palm Desert leases the land by assignment of an existing ground lease which provides for minimum annual rental payments of $900,000, as well as for additional rental payments for each calendar year equal to 50% of the amount by which certain of the ground lessee's gross receipts from the shopping center exceed $6,738,256. Total ground rent expense for the nine months ended September 30, 1997 and 1996 was $914,664 and $990,245, respectively.

     The joint venture continues to consider a possible expansion of the mall and restructuring of the ground lease and mortgage loan. In the event that the joint venture decides to proceed, the Partnership may utilize a portion of its available funds to pay for its share of costs. However, as discussed above, the Partnership is also discussing with the unaffiliated venture partner the possibility of a sale of the Partnership's interest in the joint venture. In the event of such sale, the Partnership would not be required to pay a share of the restructuring and mall expansion costs.

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

INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary financial information for Palm Desert for the nine months ended September 30, 1997 and 1996 is as follows:

                                   1997        1996
                                ----------  ----------

     Total income . . . . . . . $7,889,968   8,043,469
     Expenses applicable to
       operating income . . . .  8,141,383   9,075,899
                                ----------  ----------
     Net loss . . . . . . . . . $  251,415   1,032,430
                                ==========  ==========
     Partnership's share
       of loss. . . . . . . . . $   26,191     107,553
                                ==========  ==========

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996.



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

     During the second quarter of 1996 some of the Holders of Interests in the Partnership received from an unaffiliated third party an unsolicited offer to purchase up to 4.61% of the Interest in the Partnership at $160 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June, such offer expired. The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     During the third quarter of 1997, some of the Holders of Interests in the Partnership received from an unaffiliated third party an unsolicited offer to purchase up to 4.9% of the outstanding Interests in the Partnership at $100 per Interest. Such offer has been extended and is currently scheduled to expire in mid-November 1997. The Special Committee recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. As of the date of this report, the Partnership is aware that 3.08% of the Interests have been purchased by all such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made in the future, although there is no assurance that any such offer will be made, the terms of any such offer or whether any such offer will be consummated, amended or withdrawn.

     As of September 30, 1997, the Partnership and its consolidated venture had cash and cash equivalents of approximately $5,987,000. Such cash and cash equivalents are available to pay a portion of the costs of a possible expansion of the mall and restructuring of the ground lease and mortgage loan for Palm Desert Town Center and other working capital requirements.

     In May 1997, the Partnership made a distribution to the Holders of Interests of cash generated from operations of $2.00 per Interest. The primary source of the Partnership's cash flow from operations in recent years has been from the Houston Industrial Properties. As a result of the sale of the Houston Industrial Properties as noted above, the Partnership does not anticipate making any further distributions of cash generated from operations on a current basis. As discussed above, the Partnership currently plans to retain the balance of cash and investments it holds for the working capital requirements of the Partnership. The joint venture which owns the Palm Desert Town Center is currently not distributing cash flow to the Partnership or other venture partners as the joint venture is reviewing redevelopment scenarios which could require substantial capital investments. Future distributions from sales or property operations will depend upon a combination of operating cash flow from the Palm Desert Town Center and the longer term capital requirements of the Partnership as well as the terms of any sale of the Palm Desert Town Center (or the Partnership's interest therein). Any funds so retained by the Partnership which are not ultimately used for working capital purposes would be available for future distributions.

     After reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold or disposed of in the near term), barring unforeseen economic developments. Although the Partnership does not expect to realize any proceeds from a disposition of the 18 Central Shopping Center, it expects to realize net proceeds from the sale of the Palm Desert Town Center (or the Partnership's interest therein), its other remaining real estate investment. However, aggregate sale distributions received by Holders of Interests over the entire term of the Partnership will be significantly less than their original investment of $1,000 per Interest.

RESULTS OF OPERATIONS

     Significant fluctuations in the accompanying consolidated financial statements are primarily due to the sale of the Houston Industrial Properties in March 1997.

     The increase in cash and cash equivalents at September 30, 1997 as compared to December 31, 1996 is primarily due to the retention of a portion of the sales proceeds received from the 1997 sale of the Houston Industrial Properties pending the expiration of the period for representations and warranties made in connection with the sale, as discussed in the Notes to Consolidated Financial Statements.

     The increase in escrow deposits and accrued real estate taxes at September 30, 1997 as compared to December 31, 1996 is primarily due to the timing of payment of real estate taxes at the 18 Central Shopping Center.

     The decrease in accounts payable at September 30, 1997 as compared to December 31, 1996 is primarily due to the payment of certain tenant reimbursable expenses previously accrued at the 18 Central Shopping Center property.

     The increase in other current liabilities, and the corresponding decrease in other liabilities, at September 30, 1997 as compared to December 31, 1996 is due to the reclassification of the lender's additional interest and loan extension fee on the property secured by the 18 Central Shopping Center.

     The increase in interest income for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is primarily due to a higher average cash balance invested by the Partnership in 1997.

     The decrease in depreciation expense for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is due to the fact that the Partnership classified both the 18 Central Shopping Center and the Houston Industrial Properties as held for sale or disposition and therefore suspended depreciation of these assets as of December 31, 1996 and October 1, 1996, respectively.

     The decrease in management fees to corporate general partner for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is due to a decrease in operating distributions paid by the Partnership.

     The provision for value impairment in 1996 is due to recording a provision to reduce the carrying value of the 18 Central Shopping Center.

     The increase in the Partnership's share of operations of unconsolidated ventures for the three and nine months ended September 30, 1997 as compared to the same periods in 1996 is primarily due to the Palm Desert property being classified as held for sale or disposition as of July 1, 1997, and therefore no longer subject to continued depreciation.

     The gain on sale of investment property, net of venture partner's share, for the nine months ended September 30, 1997 is due to the sale of the Houston Industrial Properties in March 1997.

     The extraordinary item reported for the nine months ended September 30, 1997 represents the Partnership's share of pre-payment penalties resulting from the extinguishment of debt related to the March 1997 sale of the Houston Industrial Properties.

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION

                                                    OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1997:

                                                       1996                               1997
                                    --------------------------------------     ------------------------------
                                       At         At         At        At       At       At      At       At
                                      3/31       6/30       9/30     12/31     3/31     6/30    9/30    12/31
                                      ----       ----       ----     -----     ----     ----   -----    -----
1.  Palm Desert Town Center
     Palm Desert, California. . . .    91%        92%        88%       89%      88%      86%     87%

2.  18 Central Shopping Center
     East Brunswick, New Jersey . .    92%        92%        92%       92%      92%      81%     81%

3.  Minimax #2,
     Houston, Texas . . . . . . . .   100%       100%       100%      100%      N/A      N/A     N/A

4.  Minimax #3,
     Houston, Texas . . . . . . . .   100%       100%       100%      100%      N/A      N/A     N/A

5.  1801 West Belt
     Houston, Texas . . . . . . . .   100%       100%       100%      100%      N/A      N/A     N/A

6.  Pine Forest #17
     Houston, Texas . . . . . . . .   100%       100%       100%      100%      N/A      N/A     N/A

7.  Silber #1
     Houston, Texas . . . . . . . .    93%        93%       100%      100%      N/A      N/A     N/A


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


                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII

                  BY:   JMB Realty Corporation
                        (Corporate General Partner)




                        By:   GAILEN J. HULL
                              Gailen J. Hull, Senior Vice President
                        Date: November 7, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        By:   GAILEN J. HULL
                              Gailen J. Hull, Principal Accounting Officer
                        Date: November 7, 1997