Form 10-K405
period 1997-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XVII
filed 1998-03-27
CIK 804214

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-K


         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1997    Commission file number 0-17708



        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
    (Exact name of registrant as specified in its charter)



                 Illinois             36-3467497
         (State of organization)(IRS Employer Identification No.)



900 N. Michigan Ave., Chicago, IL        60611
(Address of principal executive office)(Zip Code)



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference:  None

                       TABLE OF CONTENTS



                                                  Page
                                                  ----
PART I

Item 1.    Business. . . . . . . . . . . . . . . .   1

Item 2.    Properties. . . . . . . . . . . . . . .   5

Item 3.    Legal Proceedings . . . . . . . . . . .   7

Item 4.    Submission of Matters to a
           Vote of Security Holders. . . . . . . .   7


PART II

Item 5.    Market for the Partnership's
           Limited Partnership Interests and
           Related Security Holder Matters . . . .   7

Item 6.    Selected Financial Data . . . . . . . .   8

Item 7.    Management's Discussion and Analysis
           of Financial Condition and
           Results of Operations . . . . . . . . .  12

Item 7A.   Quantitative and Qualitative
           Disclosures About Market Risk . . . . .  16

Item 8.    Financial Statements and
           Supplementary Data. . . . . . . . . . .  17

Item 9.    Changes in and Disagreements
           with Accountants on Accounting and
           Financial Disclosure. . . . . . . . . .  41


PART III

Item 10.   Director and Executive Officers . . . .  41

Item 11.   Executive Compensation. . . . . . . . .  44

Item 12.   Security Ownership of Certain
           Beneficial Owners and Management. . . .  45

Item 13.   Certain Relationships and
           Related Transactions. . . . . . . . . .  46


PART IV

Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K . . . . . . . .  46


SIGNATURES . . . . . . . . . . . . . . . . . . . .  49

                            PART I


ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, Carlyle Real Estate Limited Partnership-XVII (the "Partnership"), is a limited partnership formed October 9, 1986 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in income-producing commercial and residential real property. On February 9, 1988, the Partnership commenced an offering to the public of $100,000,000 (subject to increase by up to $100,000,000) of Limited Partnership Interests (and assignee interests therein) ("Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (No. 33-9607). A total of 34,215.16336 Interests were sold to the public at $1,000 per Interest. The offering closed on December 29, 1989. Subsequent to admittance to the Partnership, no holder of Interests (hereinafter, a "Holder" or "Holder of Interest(s)") has made any additional capital contribution after such date. The Holders of Interests of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real property investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2037. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the remaining property or the Partnership's interest therein is sold in the near term), barring unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:


                                             SALE OR DISPOSITION
                                               DATE OR IF OWNED
                                             AT DECEMBER 31, 1997,
NAME, TYPE OF PROPERTY                DATE OF  ORIGINAL INVESTED
    AND LOCATION (e)        SIZE     PURCHASECAPITAL PERCENTAGE (a)    TYPE OF OWNERSHIP
----------------------   ----------  ------------------------------    ---------------------
1. Blue Cross Building
    office building
    Woodland Hills
    (Los Angeles),
    California . . .      421,716    12/18/87       11/2/93            fee ownership of land
                           sq.ft.                                      and improvements
                           n.r.a.                                      (through a joint
                                                                       venture partnership)
2. Palm Desert Town
    Center
    shopping center
    Palm Desert,
    California . . .      373,000    12/23/88         13%              fee ownership of
                           sq.ft.                                      improvements and
                           g.l.a.                                      ground leasehold
                                                                       interest (through joint
                                                                       venture partnership)
                                                                       (b)(c)(d)
3.  18 Central
     Shopping Center
     East Brunswick,
     New Jersey. . .       85,772     7/27/89      11/14/97            fee ownership of land
                           sq.ft.                                      and improvements (f)
                           g.l.a.
4.  Minimax 2
     Industrial Property
     Houston, Texas.       91,156     1/21/92       3/28/97            fee ownership of land
                           sq.ft.                                      and improvements
                           n.r.a.                                      (through a joint
                                                                       venture partnership)
                                                                       (c)(g)
5.  Minimax 3 Industrial
     Property
     Houston, Texas.      128,270     1/21/92       3/28/97            fee ownership of land
                           sq.ft.                                      and improvements
                           n.r.a.                                      (through a joint
                                                                       venture partnership)
                                                                       (c)(g)





                                             SALE OR DISPOSITION
                                               DATE OR IF OWNED
                                             AT DECEMBER 31, 1997,
NAME, TYPE OF PROPERTY                DATE OF  ORIGINAL INVESTED
    AND LOCATION (e)        SIZE     PURCHASECAPITAL PERCENTAGE (a)    TYPE OF OWNERSHIP
----------------------   ----------  ------------------------------    ---------------------

6.  1801 West Belt
     Industrial Property
     Houston, Texas.      110,621     1/21/92       3/28/97            fee ownership of land
                           sq.ft.                                      and improvements
                           n.r.a.                                      (through a joint
                                                                       venture partnership)
                                                                       (c)(g)
7.  Pine Forest #17
     Industrial Property
     Houston, Texas.      170,558     1/21/92       3/28/97            fee ownership of land
                           sq.ft.                                      and improvements
                           n.r.a.                                      (through a joint
                                                                       venture partnership)
                                                                       (c)(g)
8.  Silber #1 Industrial
     Property
     Houston, Texas.      184,500     2/26/93       3/28/97            fee ownership of land
                           sq.ft.                                      and improvements
                           n.r.a.                                      (through a joint
                                                                       venture partnership)
                                                                       (c)(g)





---------------

    (a) The computation of this percentage for the remaining property held at December 31, 1997 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

    (b) Reference is made to the Notes and Schedule III of Item 8 filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's remaining real property investment.

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

    (f) The Partnership transferred title to the lender via a deed in lieu of foreclosure. Reference is made to the Notes for a further description of such event.

    (g) The property has been sold. Reference is made to the Notes for a further description of the sale of such real property investment.


     The Partnership's remaining real property investment is subject to competition from similar types of properties (including possibly properties owned by affiliates of the General Partners or properties owned by certain of the joint venture partners) in the vicinity in which it is located.
Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and its remaining investment property. Approximate occupancy levels for the properties owned during the past year are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its property in its market primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, the investment property held at December 31, 1997 is adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment property, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment property is available on economic terms.

     On March 28, 1997, the Partnership, through JMB/Warehouse, sold the land and related improvements of the Houston Industrial Properties and Silber #1. Reference is made to the Notes for a further description of the transaction.

     On November 14, 1997, the Partnership transferred title to the lender, via a deed in lieu of foreclosure, to the 18 Central Shopping Center. Reference is made to the Notes for a further description of the transaction.

     The Partnership currently has no employees.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1997 and 1996 for the Partnership's investment properties owned during fiscal year 1997:

                                                   1996                    1997
                                         --------------------------------------------------
                           Principal          At    At    At   At    At    At    At    At
                           Business          3/31  6/30  9/3012/31  3/31  6/30  9/30 12/31
                           ----------        ----  ----  ---------  ----  ---- ----- -----
1. Palm Desert Town
   Center
   Palm Desert,
   California. . . . . .   Retail             91%   92%   88%  89%   88%   86%   87%   88%

2. 18 Central Shopping
    Center
    East Brunswick,
    New Jersey . . . . .   Retail             92%   92%   92%  92%   92%   81%   81%   N/A

3. Minimax 2,
    Houston, Texas . . .   Warehouse         100%  100%  100% 100%   N/A   N/A   N/A   N/A

4. Minimax 3,
    Houston, Texas . . .   Warehouse         100%  100%  100% 100%   N/A   N/A   N/A   N/A

5. 1801 West Belt
    Houston, Texas . . .   Warehouse         100%  100%  100% 100%   N/A   N/A   N/A   N/A

6. Pine Forest #17
    Houston, Texas . . .   Warehouse         100%  100%  100% 100%   N/A   N/A   N/A   N/A

7. Silber #1
    Houston, Texas . . .   Warehouse          93%   93%  100% 100%   N/A   N/A   N/A   N/A

----------

     Reference is made to Item 6, Item 7 and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     An "N/A" indicates that the property was not owned by the Partnership or its joint venture at the end of the quarter.


ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1996 and 1997.



                            PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTEREST
           AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1997, there were 8,483 record Holders of the 34,215.98876 Interests outstanding in the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transactions, will be subject to negotiations by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized Holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a Holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized Holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Holders of Interests.

     Reference is made to the Notes for a discussion of the provisions of the Partnership Agreement relating to cash distributions.

     Reference is made to Item 7 for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA

                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE
                         DECEMBER 31, 1997, 1996, 1995, 1994 and 1993
                         (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                          1997         1996         1995        1994         1993
                      ------------  ----------  -----------  ----------   ----------
Total income . . . . .$  2,078,870   4,062,885    4,251,580   4,061,678    3,987,191
                      ============  ==========   ==========  ==========   ==========
Earnings (loss) before
 gain on sale or dis-
 position of investment
 properties and extra-
 ordinary items. . . .$    216,576  (1,154,936)     107,435  (2,642,263)     482,781
Partnership's share of
 gains on sale of invest-
 ment properties includ-
 ing property held by
 unconsolidated venture  3,764,844       --           --          --         261,656
Partnership's share of
 extraordinary items .     940,668       --           --          --           --
                      ------------  ----------   ----------  ----------   ----------
Net earnings (loss). .$  4,922,088  (1,154,936)     107,435  (2,642,263)     744,437
                      ============  ==========   ==========  ==========   ==========
Net earnings (loss)
 per limited partner
 Interest (b):
  Earnings (loss) before
   gain on sale or
   disposition of
   investment properties
   and extraordinary
   items . . . . . . .$       6.08      (32.40)        3.01      (74.12)       13.55
  Partnership's share
   of gains on sale
   of investment
   properties including
   property held by
   unconsolidated
   venture . . . . . .      108.93       --           --          --            7.57
  Partnership's share
   of extraordinary
   items . . . . . . .       27.21       --           --          --           --
                      ------------  ----------   ----------  ----------   ----------
                      $     142.22      (32.40)        3.01      (74.12)       21.12
                      ============  ==========   ==========  ==========   ==========




                          1997         1996         1995        1994         1993
                      ------------  ----------  -----------  ----------   ----------

Total assets . . . . .$  6,427,918  26,800,500   28,739,912  30,077,627   38,601,350
Long-term debt . . . .$      --      6,916,941   16,895,434  17,219,023   17,509,219
Cash distributions
 per Interest (c). . .$     212.00       16.00        20.00      166.00        30.00
                      ============  ==========   ==========  ==========   ==========

-------------

    (a)  The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

    (b)  The net earnings (loss) per Interest is based upon the limited partnership interests outstanding at the end of each period.

    (c)  Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each Holder's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Holders of Interests subsequent to the close of the public offering have not resulted in taxable income to such Holders of Interests and have therefore represented a return of capital.



SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1997



Property
--------

Palm Desert
Town Center     a)   The gross leasable area ("GLA") occupancy
                     rate and average base rent per square foot
                     as of December 31 for each of the last five
                     years were as follows:

                                              GLA           Avg. Base Rent Per
                      December 31,       Occupancy Rate     Square Foot (1)
                      ------------       --------------     ------------------

                           1993. . . . .      97%             $18.90
                           1994. . . . .      97%              19.66
                           1995. . . . .      93%              21.39
                           1996. . . . .      89%              20.96
                           1997. . . . .      88%              21.47

                           (1)  Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                        Base Rent Scheduled LeaseLease
                b)     Significant Tenants   Square FeetPer Annum Expiration DateRenewal Option(s)
                       -------------------   -------------------- --------------------------------
                       None - No single tenant
                       occupies more than 10%
                       of the total gross
                       leasable area of the
                       building.


                c)     The following table sets forth certain
                       information with respect to the expiration of leases for the next ten years at the Palm Desert Town Center:

                                                                   Annualized     Percent of
                                      Number of     Approx. Total  Base Rent      Total 1997
                       Year Ending    Expiring      GLA of Expiringof Expiring    Base Rent
                       December 31,   Leases        Leases (1)     Leases         Expiring
                       ------------   ---------     --------------------------    ----------

                         1998            14            25,021     $  683,574         9.71%
                         1999            10            29,242        625,779         8.90%
                         2000             4             8,664        264,599         3.76%
                         2001             9            23,943        701,290         9.97%
                         2002             4             6,910        201,427         2.86%
                         2003            10            14,756        607,062         8.63%
                         2004            16            45,143        951,614        13.53%
                         2005            18            60,462      1,411,183        20.06%
                         2006            10            16,910        596,247         8.48%
                         2007             5            26,997        591,774         8.41%

                         (1) Excludes leases that expire in 1998 for which renewal leases or leases with replacement tenants have been executed as of March 1, 1998.

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

     During the second quarter of 1996, some of the Holders of Interests in the Partnership received from an unaffiliated third party an unsolicited offer to purchase up to 4.61% of the Interests in the Partnership at $160 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June 1996 such offer expired. Commencing in the third quarter of 1997 some of the Holders of Interests in the Partnership received from unaffiliated third parties an unsolicited offer to purchase up to 4.9% of the outstanding Interests in the Partnership at $100 per Interest. Such offer has been extended from time to time and is currently scheduled to expire in early April 1998. The Special Committee recommended against acceptance of each of these offers on the basis that, among other things, the offer price was inadequate. As of the date of this report, the Partnership is aware that 2.89% of the Interests have been purchased by all such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made in the future, although there is no assurance that any such offer will be made, the terms of any such offer or whether any such offer will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     At December 31, 1997, the Partnership had cash and cash equivalents of approximately $6,115,000. Such cash and cash equivalents are available for capital improvements and working capital requirements. The Partnership and its unconsolidated venture have currently budgeted in 1998 approximately $177,000 for tenant improvements and other capital expenditures. The Partnership's share of such items in 1998 is currently budgeted to be approximately $19,000. Actual amounts expended in 1998 may vary depending on a number of factors including, actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year and whether the Palm Desert joint venture proceeds with a possible expansion and restructuring. In addition, the Partnership has entered into an agreement with the unaffiliated venture partner in the Palm Desert joint venture pursuant to which the unaffiliated joint venture has the option to purchase the Partnership's interest in the Palm Desert joint venture as described below. In the event of a sale of its interest pursuant to the exercise of such option, the Partnership would not participate in, or be required to pay a share of the costs of, an expansion of the mall and restructuring of the ground lease and mortgage loan for Palm Desert.

     The source of capital for tenant improvements and other capital expenditures and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the Partnership's investment property, and from the sale of the property (or the Partnership's interest therein). In such regard, reference is made to the Partnership's property-specific discussions below.

     The primary source of the Partnership's cash flow from operations in recent years has been from the Houston Industrial Properties and Silber #1.

As a result of the 1997 sale of the Houston Industrial Properties and Silber #1 as noted below, the Partnership does not anticipate making any further distributions of cash generated from operations on a current basis.

The Partnership currently plans to retain the balance of cash and investments it holds for the working capital requirements of the Partnership. Future distributions of the Partnership will depend upon the capital requirements of the Partnership and the joint venture as well as the terms of any sale of the Palm Desert Town Center (or the Partnership's interest therein). Any working capital reserves of the Partnership which are not ultimately used for working capital purposes would be available for future distributions.

     The venture's mortgage obligation is a separate non-recourse mortgage loan secured individually by the investment property and not a recourse obligation of the Partnership, and the Partnership is not personally liable for the payment of the mortgage indebtedness. For any particular investment property that is incurring deficits or for which the existing financing has matured, the Partnership or its ventures may seek a modification or refinancing of existing indebtedness and, in the absence of a satisfactory debt modification or refinancing, may decide, in light of the then existing and expected future market conditions for such investment property, not to commit additional funds to such investment property. This would result in the Partnership no longer having an ownership interest in such property and would result in gain to the Partnership for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     PALM DESERT TOWN CENTER

     The Partnership received its specified cash return relating to Palm Desert Town Center, which was being funded in part by the unaffiliated venture partner through December 31, 1994 pursuant to the terms of the applicable joint venture agreement. Since the unaffiliated venture partner's funding obligation expired at the end of 1994, the Partnership's share of cash flow from the joint venture has been dependent upon the operations of the property. Occupancy at the portion of the shopping center in which the Partnership owns an interest decreased to 88% at December 31, 1997, down from 89% at December 31, 1996. Sales at the center have been negatively impacted during the last several quarters by new competition in the center's trade area. The increased competition has resulted in lower effective rents upon re-leasing of space. The center will continue to be subject to increased competition from new developments that are expected to be opening in the vicinity in the near future. In addition, the property's operations have been affected by tenant bankruptcies. The property has been producing cash flow.

     The joint venture continues to consider a possible expansion of the mall and restructuring of the ground lease and mortgage loan. In the event that the joint venture decides to proceed, the Partnership expects that it would utilize a portion of its available funds to pay for its share of costs. However, the Partnership is also discussing with the unaffiliated venture partner the possibility of a sale of the Partnership's interest in the joint venture.

     In this regard, the Partnership and Carlyle-XVI entered into an agreement with the unaffiliated venture partner, effective January 1, 1998, pursuant to which the Partnership and Carlyle-XVI granted the unaffiliated venture partner an option to acquire their interests in the joint venture. Pursuant to such option, the unaffiliated venture partner has the right (but not the obligation) to purchase all (but not less than all) of the Partnership's and Carlyle-XVI's interests in the joint venture by giving notice of its exercise of the option during the term of the option, which may extend through July 15, 1998. The aggregate purchase price for the interests is $7,000,000. In consideration for the option, the unaffiliated venture partner is required to pay $58,333 for each month of the option term. The Partnership and Carlyle-XVI will share the consideration for the option and, if applicable, the purchase price in proportion to their respective capital contributions to the joint venture (i.e., approximately 14.2% for the Partnership and approximately 85.8% for Carlyle-XVI). Concurrently with the execution of the option agreement, the joint venture made a distribution to the Partnership and Carlyle-XVI in the aggregate amount of approximately $740,000 (of which the Partnership's share was approximately $105,000), which represents undistributed net cash flow of the joint venture through the end of 1997. All other funds and net cash flow of the joint venture during the term of the option are to be held by the joint venture for its use, and if the sale of the Partnership's and Carlyle-XVI's interests closes pursuant to the option agreement, such funds and net cash flow will inure to the benefit of the unaffiliated venture partner. The unaffiliated venture partner agreed to pay deficits of the joint venture incurred in the ordinary course of its business that arise or accrue during the term of the option, to the extent that the joint venture's funds and net cash flow are insufficient to cover such deficits. The property is expected to operate near the break-even level during the term of the option. In general, the Partnership, Carlyle-XVI and the unaffiliated venture partner agreed not to sell or refinance the Palm Desert Town Center or engage in other actions outside the ordinary course of the joint venture's business, not to make any distribution of the joint venture's funds to its partners except for the distribution to the Partnership and Carlyle-XVI described above, and, unless consented to by all of the partners in the joint venture, not to amend or modify existing leases and other contracts, and not to enter into new leases or agreements, affecting the property during the term of the option. The unaffiliated venture partner may terminate the option by giving notice of termination to the Partnership and Carlyle-XVI, and under certain extraordinary circumstances involving a termination of the option, the Partnership and Carlyle-XVI may be obligated to refund the option consideration. In the event such a sale does occur, the Partnership and Carlyle-XVI would not participate in, or be required to pay a share of the costs of, an expansion of the mall and restructuring of the ground lease and mortgage loan for the joint venture. The Partnership could thereafter distribute a majority of the funds it currently holds as working capital reserves for the possible payment of its share of such costs. There is no assurance that the option will be exercised or that a sale of the Partnership's and Carlyle-XVI's interest in the joint venture will occur. During the term of the option, the unaffiliated venture partner is entitled to pursue a possible expansion of the mall and restructuring of the ground lease and mortgage loan on its own, provided that no contracts are made effective prior to the exercise of the option and the close of escrow and no liability accrues to the Partnership or Carlyle-XVI from the unaffiliated venture partner's actions.

     18 CENTRAL SHOPPING CENTER

     The first mortgage loan in the amount (including accrued interest) of approximately $9,800,000 was scheduled to mature in December 1997. The lender had informed the Partnership that the lender was not willing to modify or extend the loan. The Partnership believed that the value of the shopping center was less than the mortgage loan, and accordingly, the Partnership had deferred any capital improvements and major repair projects for the shopping center. On November 14, 1997, the Partnership transferred title to the property to the lender in full satisfaction of the mortgage loan. Reference is made to the Notes for a further description of the transfer.

     HOUSTON INDUSTRIAL PROPERTIES

     On March 28, 1997, the joint venture, JMB/Warehouse, sold the land and related improvements of the Houston Industrial Properties and Silber #1 for $16,350,000. Reference is made to the Notes for a further description of the sale.

     GENERAL

     There are certain risks associated with the Partnership's remaining investment (made through a joint venture) including the possibility that the Partnership's joint venture partner might become unable or unwilling to fulfill its financial or other obligations, or that such joint venture partner may have economic or business interests or goals that are inconsistent with those of the Partnership.

     Due to existing market conditions, the Partnership has held its remaining investment property longer than originally anticipated in an effort to maximize the return of their investment to the Holders of Interests. However, after reviewing the remaining property and the marketplace in which it operates, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment property as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the remaining property or the Partnership's interest therein is sold in the near term), barring unforeseen economic developments. Although the Partnership expects to distribute sale proceeds from the disposition of the Partnership's remaining investment property, aggregate distributions of sale and refinancing proceeds received by the Holders of Interests over the entire term of the Partnership will be significantly less than their original investment of $1,000 per Interest.

RESULTS OF OPERATIONS

     Significant fluctuations in the accompanying consolidated financial statements not otherwise described below are primarily due to the sale of the Houston Industrial Properties and Silber #1 in March 1997 and the transfer of title to the 18 Central Shopping Center to the lender in November 1997.

     The increase in cash and cash equivalents at December 31, 1997 as compared to December 31, 1996 is primarily due to the retention of a portion of sales proceeds received from the 1997 sale of the Houston Industrial Properties.

     The increase in interest income for the year ended December 31, 1997 as compared to December 31, 1996 and the decrease in interest income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the fluctuation in the average cash balance invested by the Partnership in those years.

     The decrease in depreciation expense for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is due to the fact that the Partnership classified both the 18 Central Shopping Center and the Houston Industrial Properties as held for sale or disposition and therefore suspended depreciation of these assets as of December 31, 1996 and October 1, 1996, respectively.

     The decrease in depreciation expense for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the provisions for value impairment recorded in 1996 which reduced the net carrying value of the 18 Central Shopping Center.

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

     The decrease in management fees to corporate general partner for the year ended December 31, 1997 as compared to the years ended December 31, 1996 and 1995 is due to a decrease in operating distributions paid by the Partnership.

     The provision for value impairment in 1996 is due to recording a provision to reduce the carrying value of the 18 Central Shopping Center.

     The increase in the Partnership's share of operations of unconsolidated venture for the year ended December 31, 1997 as compared to the year ended December 31, 1996 and 1995 is primarily due to the Palm Desert property being classified as held for sale or disposition as of July 1, 1997, and therefore no longer subject to continued depreciation.

     The gain on sale of investment property, net of venture partner's share, for the year ended December 31, 1997 is due to the sale of the Houston Industrial Properties and Silber #1 in March 1997.

     The extraordinary items reported for the year ended December 31, 1997 represents the Partnership's share of pre-payment penalties resulting from the extinguishment of debt related to the March 1997 sale of the Houston Industrial Properties and Silber #1 and the gain on forgiveness of indebtedness resulting from the transfer of title to the 18 Central Shopping Center to the lender in November 1997.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's remaining commercial property have escalation clauses covering increases in the cost of operating and maintaining the property as well as real estate taxes. Therefore, there should be little effect on operating earnings if the property remains substantially occupied. In addition, substantially all of the leases at the property contain provisions which entitle the venture that owns the property to participate in gross receipts of tenants above fixed minimum amounts.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE


                             INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1997 and 1996

Consolidated Statements of Operations, Years ended December 31,
  1997, 1996 and 1995

Consolidated Statements of Partners' Capital Accounts (Deficits),
  Years ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows, Years ended December 31,
  1997, 1996 and 1995

Notes to Consolidated Financial Statements


Schedules not filed:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                 INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership - XVII (a limited partnership) and consolidated venture as listed in the accompanying index. These consolidated financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XVII and consolidated venture at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 1997, in conformity with generally accepted accounting principles.








                               KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1998

                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31, 1997 AND 1996

                                            ASSETS
                                            ------
                                                                  1997            1996
                                                              ------------    -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . .  $  6,115,185      4,841,921
  Interest, rents and other receivables. . . . . . . . . . .        30,653         86,183
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . .         --            14,867
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . .         --           182,529
                                                              ------------    -----------
          Total current assets . . . . . . . . . . . . . . .     6,145,838      5,125,500
                                                              ------------    -----------
Investment properties held for sale
  or disposition . . . . . . . . . . . . . . . . . . . . . .         --        20,565,034
                                                              ------------    -----------
Investment in unconsolidated venture, at equity. . . . . . .       282,080        278,653
Note receivable. . . . . . . . . . . . . . . . . . . . . . .         --            75,764
Deferred expenses. . . . . . . . . . . . . . . . . . . . . .         --           421,992
Accrued rents receivable . . . . . . . . . . . . . . . . . .         --           333,557
                                                              ------------    -----------

                                                              $  6,427,918     26,800,500
                                                              ============    ===========





                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------
                                                                  1997            1996
                                                              ------------    -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . .  $      --         9,985,385
  Accounts payable . . . . . . . . . . . . . . . . . . . . .        40,000         97,709
  Accrued interest . . . . . . . . . . . . . . . . . . . . .         --           278,965
  Accrued real estate taxes. . . . . . . . . . . . . . . . .         --           351,841
                                                              ------------    -----------
          Total current liabilities. . . . . . . . . . . . .        40,000     10,713,900
                                                              ------------    -----------
Other liabilities. . . . . . . . . . . . . . . . . . . . . .         --           302,500
Tenant security deposits . . . . . . . . . . . . . . . . . .         --            63,395
Long-term debt, less current portion . . . . . . . . . . . .         --         6,916,941
                                                              ------------    -----------
Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . .        40,000     17,996,736

Venture partner's subordinated equity in venture . . . . . .         --            81,293

Partners' capital accounts (deficits):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . .        20,000         20,000
      Cumulative cash distributions. . . . . . . . . . . . .      (238,785)      (235,934)
      Cumulative net losses. . . . . . . . . . . . . . . . .      (266,889)      (322,607)
                                                              ------------    -----------
                                                                  (485,674)      (538,541)
                                                              ------------    -----------
  Limited partners:
      Capital contributions, net of offering costs . . . . .    29,696,495     29,696,495
      Cumulative cash distributions. . . . . . . . . . . . .   (20,142,970)   (12,889,180)
      Cumulative net losses. . . . . . . . . . . . . . . . .    (2,679,933)    (7,546,303)
                                                              ------------    -----------
                                                                 6,873,592      9,261,012
                                                              ------------    -----------
          Total partners' capital accounts . . . . . . . . .     6,387,918      8,722,471
                                                              ------------    -----------
                                                              $  6,427,918     26,800,500
                                                              ============    ===========

                 See accompanying notes to consolidated financial statements.

                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                         YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                   1997          1996           1995
                                               ------------  ------------   ------------
Income:
  Rental income. . . . . . . . . . . . . . .   $  1,765,401     3,825,139      3,966,280
  Interest income. . . . . . . . . . . . . .        313,469       237,746        285,300
                                               ------------  ------------   ------------
                                                  2,078,870     4,062,885      4,251,580
                                               ------------  ------------   ------------
Expenses:
  Mortgage and other interest. . . . . . . .        715,474     1,469,328      1,496,025
  Depreciation . . . . . . . . . . . . . . .          --          630,743        710,637
  Property operating expenses. . . . . . . .        681,379     1,372,999      1,142,665
  Professional services. . . . . . . . . . .         70,211       100,147        158,633
  Amortization of deferred expenses. . . . .        118,036       178,881        176,124
  Management fees to corporate general
    partner. . . . . . . . . . . . . . . . .          4,752        38,019         47,525
  General and administrative . . . . . . . .        273,955       186,450        269,149
  Provision for value impairment . . . . . .          --        1,103,533          --
                                               ------------  ------------   ------------
                                                  1,863,807     5,080,100      4,000,758
                                               ------------  ------------   ------------

                                                    215,063    (1,017,215)       250,822

Partnership's share of operations of uncon-
 solidated venture . . . . . . . . . . . . .          3,427      (131,641)      (137,178)
Venture partner's share of venture's
 operations. . . . . . . . . . . . . . . . .         (1,914)       (6,080)        (6,209)
                                               ------------  ------------   ------------
          Earnings (loss) before gain on sale
            or disposition of investment
            properties and extraordinary items      216,576    (1,154,936)       107,435

Gain on sale or disposition of investment
  properties, net of venture partner's share
  of gain of $5,980. . . . . . . . . . . . .      3,764,844         --             --
                                               ------------  ------------   ------------





                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                   1997          1996           1995
                                               ------------  ------------   ------------
          Earnings (loss) before
            Partnership's share of
            extraordinary items. . . . . . .      3,981,420    (1,154,936)       107,435

Extraordinary items:
  Prepayment penalty on sale of investment
    property, net of venture partner's share
    of $820. . . . . . . . . . . . . . . . .        (81,123)        --             --
  Gain on forgiveness of indebtedness. . . .      1,021,791         --             --
                                               ------------  ------------   ------------

          Net earnings (loss). . . . . . . .   $  4,922,088    (1,154,936)       107,435
                                               ============  ============   ============
          Net earnings (loss) per limited
           partnership interest:
            Earnings (loss) before gains on
              sale or disposition of investment
              properties and extraordinary items$       6.08       (32.40)          3.01
            Gain on sale or disposition of
              investment property. . . . . .         108.93         --             --
            Extraordinary items. . . . . . .          27.21         --             --
                                               ------------  ------------   ------------
                                               $     142.22        (32.40)          3.01
                                               ============  ============   ============














                 See accompanying notes to consolidated financial statements.

                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURE

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                            YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                 GENERAL PARTNERS                                  LIMITED PARTNERS
               --------------------------------------------------    ---------------------------------------------------
                                                          CONTRI-
                                                          BUTIONS
                      NET                                 NET OF      NET
            CONTRI- EARNINGS     CASH                    OFFERING  EARNINGS     CASH
            BUTIONS  (LOSS)  DISTRIBUTIONS    TOTAL       COSTS     (LOSS)  DISTRIBUTIONS  TOTAL
            ------------------------------ ----------- ---------------------------------------------
Balance
 (deficit)
 December 31,
 1994. . . . .$20,000(280,707)     (1,382)   (262,089) 29,696,495 (6,540,702)(11,657,359)11,498,434

Net earnings
 (loss). . . . --       4,297       --          4,297       --       103,138       --      103,138
Cash distri-
 butions
 ($20.00 per
 limited
 partnership
 interest) . . --       --       (211,740)   (211,740)      --         --       (684,353) (684,353)
             ------  --------    --------  ----------  ---------- ---------- ---------------------
Balance
 (deficit)
 December 31,
 1995. . . . .20,000 (276,410)   (213,122)   (469,532) 29,696,495 (6,437,564)(12,341,712)10,917,219

Net earnings
 (loss). . . . --     (46,197)      --        (46,197)      --    (1,108,739)      --   (1,108,739)
Cash distri-
 butions
 ($16.00 per
 limited
 partnership
 interest) . . --       --        (22,812)    (22,812)      --         --       (547,468) (547,468)
            -------  --------    --------  ----------  ---------- ---------- ---------------------




                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURE

            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                 GENERAL PARTNERS                                  LIMITED PARTNERS
               --------------------------------------------------    ---------------------------------------------------
                                                          CONTRI-
                                                          BUTIONS
                      NET                                 NET OF      NET
            CONTRI- EARNINGS     CASH                    OFFERING  EARNINGS     CASH
            BUTIONS  (LOSS)  DISTRIBUTIONS    TOTAL       COSTS     (LOSS)  DISTRIBUTIONS  TOTAL
            ------------------------------ ----------- ---------------------------------------------

Balance
 (deficit)
 December 31,
 1996. . . . .20,000 (322,607)   (235,934)   (538,541) 29,696,495 (7,546,303)(12,889,180)9,261,012

Net earnings
 (loss). . . . --      55,718       --         55,718       --     4,866,370       --    4,866,370
Cash distri-
 butions
 ($212 per
 limited
 partnership
 interest) . . --       --         (2,851)     (2,851)      --         --     (7,253,790)(7,253,790)
             ------  --------    --------  ----------  ---------- ---------- ---------------------
Balance
 (deficit)
 December 31,
 1997. . . . .$20,000(266,889)   (238,785)   (485,674) 29,696,495 (2,679,933)(20,142,970)6,873,592
            =======  ========    ========  ==========  ========== ========== =====================












                    See accompanying notes to consolidated financial statements.

                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURE

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                    1997         1996            1995
                                                -----------   -----------    -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . .   $  4,922,088    (1,154,936)       107,435
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . .          --          630,743        710,637
    Amortization of deferred expenses. . . .        118,036       178,881        176,124
    Provision for value impairment . . . . .          --        1,103,533          --
    Partnership's share of operations of
      unconsolidated ventures. . . . . . . .         (3,427)      131,641        137,178
    Venture partner's share of venture's
      operations, gain on sale of investment
      property and extraordinary item. . . .          7,074         6,080          6,209
    Extraordinary items. . . . . . . . . . .       (939,848)        --             --
    Total gain on sale of investment property    (3,770,824)        --             --
    Decrease in net assets due to the sale of
      investment property. . . . . . . . . .         97,618         --             --
  Changes in:
    Interest, rents and other receivables. .        (59,088)      118,335        (22,307)
    Escrow deposits. . . . . . . . . . . . .         45,503       (19,518)       (90,608)
    Notes receivable . . . . . . . . . . . .         14,152        53,150         47,998
    Accrued rents receivable . . . . . . . .         14,277       (46,839)         2,165
    Accounts payable . . . . . . . . . . . .        (35,886)       88,466       (346,061)
    Accrued interest . . . . . . . . . . . .        (75,059)        1,668         43,573
    Accrued real estate taxes. . . . . . . .       (213,929)        2,843         37,418
    Security deposits. . . . . . . . . . . .        (62,293)        3,444          --
                                                -----------   -----------    -----------
          Net cash provided by
            operating activities . . . . . .         58,394     1,097,491        809,761
                                                -----------   -----------    -----------






                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURE

                          CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                    1997         1996            1995
                                                -----------   -----------    -----------
Cash flows from investing activities:
  Net sales and maturities (purchases)
    of short-term investments. . . . . . . .          --            --           396,561
  Additions to investment properties . . . .       (139,684)      (96,097)       (21,304)
  Cash proceeds from sale of investment
    property, net of selling expenses. . . .      8,922,472          --            --
  Partnership's distributions from
    unconsolidated ventures including
    amounts relating to sale of
    investment property. . . . . . . . . . .          --            --            23,368
  Partnership's contributions to
    unconsolidated ventures. . . . . . . . .          --            --              (995)
  Payment of deferred expenses . . . . . . .        (17,790)     (128,772)      (108,544)
                                                -----------   -----------    -----------
          Net cash provided by (used in)
            investing activities . . . . . .      8,764,998      (224,869)       289,086
                                                -----------   -----------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . .       (205,120)     (316,697)      (290,196)
  Distributions to venture partners. . . . .        (88,367)        --             --
  Distributions to limited partners. . . . .     (7,253,790)     (547,468)      (684,353)
  Distributions to general partners. . . . .         (2,851)      (22,812)      (211,740)
                                                -----------   -----------    -----------
          Net cash provided by (used in)
            financing activities . . . . . .     (7,550,128)     (886,977)    (1,186,289)
                                                -----------   -----------    -----------
          Net increase (decrease) in
            cash and equivalents . . . . . .      1,273,264       (14,355)       (87,442)
          Cash and cash equivalents,
            beginning of the year. . . . . .      4,841,921     4,856,276      4,943,718
                                                -----------   -----------    -----------
          Cash and cash equivalents,
            end of the year. . . . . . . . .    $ 6,115,185     4,841,921      4,856,276
                                                ===========   ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest.    $   940,005     1,467,660      1,452,452
                                                ===========   ===========    ===========




                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                       (A LIMITED PARTNERSHIP)
                                      AND CONSOLIDATED VENTURE

                          CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                    1997         1996            1995
                                                -----------   -----------    -----------
  Non-cash investing and financing activities:
    Total sales proceeds from sale of
     investment property:
      Total sales proceeds, net of
        selling expenses . . . . . . . . . .    $16,053,577         --             --
      Prepayment penalties . . . . . . . . .        (81,943)        --             --
      Payoff of mortgage loans and
        accrued interest . . . . . . . . . .     (7,049,162)        --             --
                                                -----------   -----------    -----------

          Cash proceeds from sale of
            investment properties. . . . . .    $ 8,922,472         --             --
                                                ===========   ===========    ===========


























                    See accompanying notes to consolidated financial statements.

        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               DECEMBER 31, 1997, 1996 AND 1995


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds (through a joint venture) an equity investment in a shopping center located in Palm Desert, California. Business activities consist of rentals to a variety of retail companies, and the ultimate sale or disposition of such real estate. The affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the remaining property or the Partnership's interest therein is sold in the near term), barring unforseen economic developments.

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned venture, JMB/Warehouse Associates Limited Partnership ("JMB/Warehouse"). JMB/Warehouse sold its investment properties on March 28, 1997 as discussed below. The effect of all transactions between the Partnership and the consolidated venture have been eliminated. The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's interest in JMB/Hahn PDTC Associates ("Palm Desert").

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

Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1997 and 1996 is summarized as follows:

                                           1997                          1996
                                            -------------------------------------------------------------
                                                 TAX BASIS                     TAX BASIS
                                 GAAP BASIS     (UNAUDITED)    GAAP BASIS     (UNAUDITED)
                                ------------    -----------   ------------    ----------
Total assets . . . . . . . . .   $ 6,427,918     10,845,737    26,800,500     34,810,947
Partners' capital accounts
 (deficits):
   General partners. . . . . .      (485,674)       163,280      (538,541)    (1,076,248)
   Limited partners. . . . . .     6,873,592     10,642,454     9,261,012     18,058,260
 Net earnings (loss):
   General partners. . . . . .        55,718      1,242,379       (46,197)        (2,522)
   Limited partners. . . . . .     4,866,370       (162,016)   (1,108,739)       (60,536)
 Net earnings (loss) per
  limited partnership
  interest . . . . . . . . . .        142.22          (4.74)       (32.40)         (1.77)
                                ============    ===========   ===========    ===========


     The earnings (loss) per limited partnership interest for the years ended December 31, 1997 and 1996 is based upon the limited partnership interests outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax purposes.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. These standards became effective for reporting periods ending after December 15, 1997. As the Partnership's capital structure has only general and limited partnership interests, these statements do not have a significant impact on the Partnership's consolidated financial statements.

      Deferred organization costs were being amortized over a 60-month period. Deferred loan costs are amortized over the term of the related loan. Deferred leasing fees are amortized using the straight-line method over the terms stipulated in the related agreements.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (approximately $5,900,000 and $4,114,000 at December 31, 1997 and 1996, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent is due and/or increases in minimum lease payments over the term of the lease, rental income is accrued for the full period of occupancy on a straight-line basis.

     Certain amounts in the 1995 and 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

     The Partnership acquired, either directly or through joint ventures, two shopping centers, an office building and five industrial properties. During 1993, the Partnership, through JMB/Warner, sold its interest in the Blue Cross Building. In March 1997, the Partnership, through JMB/Warehouse, sold the land and related improvements of the Houston Industrial Properties. In November 1997, the Partnership transferred title to the 18 Central Shopping Center via a deed in lieu of foreclosure to the lender. The one remaining property owned at December 31, 1997, accounted for on the equity method, is in operation.

     Depreciation on the investment property was provided over an estimated useful life of 5-40 years using the straight-line method.

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

     The Partnership and its consolidated venture have previously committed to sell or dispose of all their remaining investment properties. Accordingly, all consolidated properties have been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective dates of such plans' adoption. The results of operations for consolidated properties disposed of during the past three years were $404,544, ($808,860) and $419,872, respectively, for the years ended December 31, 1997, 1996 and 1995.

     In addition, the accompanying consolidated financial statements include $3,427, ($131,640) and ($137,177), respectively, of the
Partnership's share of total property operations of $32,900, ($1,263,650) and ($1,447,928) for unconsolidated properties for the years ended December 31, 1997, 1996 and 1995.

VENTURE AGREEMENTS - GENERAL

     The Partnership at December 31, 1997 is party to one joint venture agreement (Palm Desert) with Carlyle Real Estate Limited Partnership-XVI, a partnership sponsored by the Corporate General Partner ("Carlyle - XVI") and an unaffiliated venture partner. In addition, the Partnership was a party to a joint venture agreement with an unaffiliated venture partner in JMB/Warehouse which sold its properties in March 1997 and was terminated. The Partnership was a party to a joint venture agreement with Carlyle-XVI for JMB/Warner, which sold its interest in its property in November 1993 and was terminated. The terms of the affiliated partnerships provide, in general, that the benefits and obligations of ownership, including tax effects, net cash receipts and sale and refinancing proceeds and capital contribution obligations are allocated or distributed, as the case may be, between the Partnership and Carlyle-XVI in proportion to their respective capital contributions to the affiliated venture. Pursuant to such agreements, the Partnership made capital contributions aggregating $22,222,483 through December 31, 1997. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership acquired, through the above ventures, one office building, one regional shopping mall and five industrial properties which are described below. In 1993 the Partnership, through JMB/Warner, sold its interest in the Blue Cross Building. In March 1997, the Partnership, through JMB/Warehouse, sold the five Houston Industrial Properties and Silber #1.

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

INVESTMENT PROPERTIES

     18 CENTRAL SHOPPING CENTER

     In July 1989, the Partnership acquired an existing shopping center in East Brunswick, New Jersey known as 18 Central Shopping Center (the "Property") for a purchase price of $14,750,000, including the assumption of a first mortgage loan of $10,500,000. The total cash investment of the Partnership (exclusive of acquisition fees and expenses) was $4,355,000 including a transfer fee paid to the mortgage lender and the deposit of $750,000, which is described more fully below.

     The first mortgage loan secured by the property in the amount (including accrued interest) of approximately $9,800,000 was scheduled to mature in December 1997. The lender informed the Partnership that the lender was not willing to modify or extend the loan. The Partnership believed that the value of the shopping center was less than the mortgage loan, and accordingly, the Partnership deferred any capital improvements and major repair projects for the shopping center.

     On November 14, 1997, the Partnership conveyed the title to the Property to the lender in full satisfaction of the Partnership's mortgage obligation.

     As a result of the transfer of title to the lender, the Partnership no longer has an ownership interest in the Property. Due to the Partnership's 1994 and 1996 provisions for value impairment of $2,638,820 and $1,103,533, respectively, the Partnership did not recognize any significant gain or loss on the transfer of title and recognized in 1997 an extraordinary gain on forgiveness of indebtedness of approximately $1,022,000 for financial reporting purposes. In addition, the Partnership recognized a loss of approximately $2,216,000 for Federal income tax reporting purposes in 1997 with no significant amount of distributable proceeds.

     An affiliate of the General Partners managed the Property for a fee equal to 4% of base and percentage rents from the Property.

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

     The portion of the shopping center owned by Palm Desert is currently subject to a first mortgage loan from an institutional lender with an outstanding principal balance of approximately $41,080,000 and $41,485,000 at December 31, 1997 and 1996, respectively. The loan provides for fixed interest at the rate of 12% per annum and monthly payments of principal and interest of $446,842 until January 1, 2019, when the loan will have been fully amortized.

     The land underlying the shopping center is owned by the lender under the first mortgage loan. Palm Desert leases the land by assignment of an existing ground lease which has a term through December 2038 and provides for minimum annual rental payments of $900,000, as well as for additional rental payments for each calendar year equal to 50% of the amount by which certain of the ground lessee's gross receipts from the shopping center exceed $6,738,256. Total ground rent expense for the years ended
December 31, 1997, 1996 and 1995 was $1,312,906, $1,293,112 and $1,261,322,
respectively. The ground lease provides for two 10-year extensions at the option of the lessee. The ground lease does not provide for any option on the part of Palm Desert to purchase the land.

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

For 1997, 1996 and 1995, losses were allocated 75% to the Partnership and Carlyle - XVI and 25% to the joint venture partner as there were no distributions made to the partners for 1997, 1996 and 1995.

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

     The Partnership and Carlyle-XVI entered into an agreement with the unaffiliated venture partner, effective January 1, 1998, pursuant to which the Partnership and Carlyle-XVI granted the unaffiliated venture partner an option to acquire their interests in the joint venture. Pursuant to such option, the unaffiliated venture partner has the right (but not the obligation) to purchase all (but not less than all) of the Partnership's and Carlyle-XVI's interests in the joint venture by giving notice of its exercise of the option during the term of the option, which may extend through July 15, 1998. The aggregate purchase price for the interests is $7,000,000. In consideration for the option, the unaffiliated venture partner is required to pay $58,333 for each month of the option term. The Partnership and Carlyle-XVI will share the consideration for the option and, if applicable, the purchase price in proportion to their respective capital contributions to the joint venture (i.e., approximately 14.2% for the Partnership and approximately 85.8% for Carlyle-XVI). Concurrently with the execution of the option agreement, the joint venture made a distribution to the Partnership and Carlyle-XVI in the aggregate amount of approximately $740,000 (of which the Partnership's share was approximately $105,000), which represents undistributed net cash flow of the joint venture through the end of 1997. All other funds and net cash flow of the joint venture during the term of the option are to be held by the joint venture for its use, and if the sale of the Partnership's and Carlyle-XVI's interests closes pursuant to the option agreement, such funds and net cash flow will inure to the benefit of the unaffiliated venture partner. The unaffiliated venture partner agreed to pay deficits of the joint venture incurred in the ordinary course of its business that arise or accrue during the term of the option, to the extent that the joint venture's funds and net cash flow are insufficient to cover such deficits. The property is expected to operate near the break-even level during the term of the option. In general, the Partnership, Carlyle-XVI and the unaffiliated venture partner agreed not to sell or refinance the Palm Desert Town Center or engage in other actions outside the ordinary course of the joint venture's business, not to make any distribution of the joint venture's funds to its partners except for the distribution to the Partnership and Carlyle-XVI described above, and, unless consented to by all of the partners in the joint venture, not to amend or modify existing leases and other contracts, and not to enter into new leases or agreements, affecting the property during the term of the option. The unaffiliated venture partner may terminate the option by giving notice of termination to the Partnership and Carlyle-XVI, and under certain extraordinary circumstances involving a termination of the option, the Partnership and Carlyle-XVI may be obligated to refund the option consideration. In the event such a sale does occur, the Partnership and Carlyle-XVI would not participate in, or be required to pay a share of the costs of, an expansion of the mall and restructuring of the ground lease and mortgage loan for the joint venture. The Partnership could thereafter distribute a majority of the funds it currently holds as working capital reserves for the possible payment of its share of such costs. There is no assurance that the option will be exercised or that a sale of the Partnership's and Carlyle-XVI's interest in the joint venture will occur. During the term of the option, the unaffiliated venture partner is entitled to pursue a possible expansion of the mall and restructuring of the ground lease and mortgage loan on its own, provided that no contracts are made effective prior to the exercise of the option and the close of escrow and no liability accrues to the Partnership or Carlyle-XVI from the unaffiliated venture partner's actions.

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

     HOUSTON INDUSTRIAL PROPERTIES

     On March 28, 1997, the joint venture sold the Houston Industrial Properties and Silber #1 to an unaffiliated third party for $16,350,000 (before selling expenses of approximately $296,000). Approximately $7,131,000 of sales proceeds were utilized to retire the mortgage debt, including a prepayment penalty of approximately $81,900 (of which the Partnership's share of approximately $81,000 is included as an extraordinary item in the Partnership's 1997 consolidated financial statements). The sale resulted in approximately $3,771,000 of gain for financial reporting purposes in 1997 (of which approximately $3,733,000 was allocated to the Partnership). The joint venture recognized a gain of approximately $3,678,000 for Federal income tax purposes in 1997 (of which approximately $3,641,000 was allocated to the Partnership).

     In connection with the sale of these properties, as is customary in such transactions, the joint venture agreed to certain representations and warranties, which expired on December 15, 1997. The joint venture did not ultimately have any liability under such representations and warranties. In this regard, the joint venture was liquidated after the expiration of the survival period and after the distribution of the remaining funds to the venture partners.

     On January 21, 1992, the Partnership and an unaffiliated entity formed JMB/Warehouse to acquire and operate certain industrial properties located in Houston, Texas. The Partnership, as sole general partner, had a 99% interest in JMB/Warehouse. The unaffiliated venture partner ("Warehouse"), as a limited partner, had a 1% interest in JMB/Warehouse. The JMB/Warehouse venture agreement provided that items of profit and loss and distributions of net cash flow and net sale or refinancing proceeds were, in general, allocated among the partners in accordance with their respective ownership percentages.

     JMB/Warehouse's initial aggregate cash investment in the Houston Properties was approximately $3,475,000, of which the Partnership's share was approximately $3,440,000. JMB/Warehouse's initial aggregate cash investment in Silber #1 was approximately $2,190,000 of which the Partnership's share was approximately $2,168,000. The balance of the purchase prices for the Houston Properties and Silber #1 was represented by non-recourse secured purchase money notes or first mortgage financing funded or assumed at purchase in the aggregate amount of $7,788,045.

     The properties were managed under an agreement pursuant to which the manager managed the properties, collected all receipts from operations and, to the extent available from such receipts, paid all expenses of the properties for a 3% fee based upon a percentage of gross receipts from the properties.


LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1997 and 1996:

                                                                    1997          1996
                                                                -----------   -----------
8.5% mortgage note; secured by the 18 Central Shopping
  Center; balance payable in monthly installments of
  $89,485 (including interest and principal); remaining
  balance of interest and principal was scheduled to be due
  December 1, 1997, satisfied in November, 1997 upon
  transfer of title to the 18 Central Shopping Center
  to the lender. . . . . . . . . . . . . . . . . . . . . . .   $     --         9,882,863

Promissory note, scheduled to be due February 1, 1999,
  secured by Minimax #2 in Houston, Texas; payable
  monthly interest only at rates ranging from 7%
  in 1994 to 11.2% to 1998 and 1999, repaid at sale
  of the property in March 1997. . . . . . . . . . . . . . .         --         1,030,856

Promissory note, scheduled to be due February 1, 1999,
  secured by Minimax #3 in Houston, Texas; payable
  monthly interest only at rates ranging from 7% in
  1994 to 11.2% in 1998 and 1999, repaid at sale
  of the property in March 1997. . . . . . . . . . . . . . .         --         1,429,336

7% per annum promissory note, scheduled to be
  due February 1, 1999, secured by 1801 West
  Belt in Houston, Texas; payable monthly,
  interest only; at rates ranging from 7%
  in 1994 to 11.2% in 1998 and 1999,
  repaid at sale of the property in March 1997 . . . . . . .         --         1,544,006

9.55% per annum promissory note, secured by Pine
  Forest #17 in Houston, Texas; balance payable in
  monthly installments of $23,322 (including interest
  and principal) through November 1, 1999 when the
  remaining balance of interest and principal was
  scheduled to be due, repaid at sale of the
  property in March 1997 . . . . . . . . . . . . . . . . . .         --         2,064,575





                                                                    1997          1996
                                                                -----------   -----------

8.75% mortgage note, secured by Silber #1 in Houston,
  Texas; balance payable in monthly installments of
  $8,221 (including principal and interest) through
  March 1, 2000 when the remaining balance of interest
  and principal was scheduled to be due, repaid at
  sale of the property in March 1997 . . . . . . . . . . . .         --           950,690
                                                               ------------   -----------
          Total debt . . . . . . . . . . . . . . . . . . . .         --        16,902,326

          Less current portion of long-term debt . . . . . .         --         9,985,385
                                                               ------------   -----------

          Total long-term debt . . . . . . . . . . . . . . .   $     --         6,916,941
                                                               ============   ===========




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

     The Partnership Agreement provides that subject to certain conditions the General Partners shall receive as a distribution of the proceeds (net after expenses and liabilities and retained working capital) from the sale or refinancing of a real property up to 3% of the selling price, and that the remaining proceeds be distributed 85% to the Holders of Interests and 15% to the General Partners. However, prior to such distributions being made, the Holders of Interests are entitled to receive 99% and the General Partners 1% of net sale or refinancing proceeds until the Holders of Interests (i) have received cash distributions of "sale proceeds" or "refinancing proceeds" in an amount equal to the Holders' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with "sale proceeds" or "refinancing proceeds" previously distributed, equal a 6% annual return on the Holders' average capital investment for each year (their initial capital investment as reduced by "sale proceeds" or "refinancing proceeds" previously distributed) commencing with the first fiscal quarter of 1990. The Holders of Interests are expected to receive from sales proceeds significantly less than the return level in (i) and
(ii) above over the entire term of the Partnership.

TRANSACTIONS WITH AFFILIATES

     Pursuant to the terms of the Partnership Agreement, the General Partners deferred their share of net cash flow of the Partnership due to them over a five-year period ending December 1994, to the receipt by the Holders of Interests of a 5% per annum cumulative non-compounded return on their Current Capital Accounts (as defined) through such five-year period. These deferred amounts consisted of the Corporate General Partners' management fees and the remainder represented the General Partners' distributive share of net cash flow. The cumulative amount of such deferred distributions and management fees aggregated $488,595 at December 31, 1994. Additionally, in the first quarter of 1995, distributions and management fees of $15,208 relating to 1994 were deferred. All amounts deferred did not bear interest and were paid in 1995. The General Partners received operating distributions of $2,851 and $22,811 for 1997 and 1996, respectively.

     Certain of the Partnership's properties were managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets acted as the property manager of the Houston Industrial Properties and Silber #1 after the sale on the same terms that existed prior to the sale.

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1997, 1996 and 1995 are as follows:

                                                  UNPAID AT
                                                 DECEMBER 31,
                          1997    1996    1995      1997
                        ------- ------- -------- ------------

Property management
 and leasing fees. . .  $55,866  70,312   74,469      --
Management fees to
 Corporate General
 Partners. . . . . . .    4,752  38,019   38,020      --
Insurance commissions.    1,394   2,911    2,959      --
Reimbursement (at cost)
 for accounting services  5,852   4,221   58,883     1,403
Reimbursement (at cost)
 for portfolio manage-
 ment services . . . .   25,060  17,403   19,595     7,483
Reimbursement (at cost)
 for legal services. .    5,081   2,650    2,137     1,242
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket expenses    --     --      69,830      --
                        ------- ------- --------    ------
                        $98,005 135,516  265,893    10,128
                        ======= ======= ========    ======

INVESTMENT IN UNCONSOLIDATED VENTURE

    Summary combined financial information for Palm Desert as of and for the years ended December 31, 1997 and 1996 is as follows:

                                   1997            1996
                               ------------    -----------

  Current assets . . . . . . . $  2,212,411      1,369,711
  Current liabilities. . . . .   (1,948,707)    (1,609,701)
                               ------------    -----------
       Working capital . . . .      263,704       (239,990)
                               ------------    -----------

  Other assets . . . . . . . .    3,381,628      3,274,898
  Ventures partners' equity. .   (4,443,740)    (4,414,267)
  Investment property, net . .   43,146,694     44,072,193
  Other liabilities. . . . . .   (1,443,677)    (1,334,508)
  Long-term debt . . . . . . .  (40,622,529)   (41,079,673)
                               ------------    -----------
       Partnership's capital . $    282,080        278,653
                               ============    ===========

  Represented by:
    Invested capital . . . . . $  2,683,814      2,683,814
    Cumulative cash distributions  (616,253)      (616,253)
    Cumulative earnings (losses) (1,785,481)    (1,788,908)
                               ------------    -----------
                               $    282,080        278,653
                               ============    ===========
  Total income . . . . . . . . $ 10,767,445     11,050,606
  Expenses . . . . . . . . . .   10,734,545     12,314,256
                               ------------    -----------
  Net earnings (loss). . . . . $     32,900     (1,263,650)
                               ============    ===========
  Partnership's share
    of income (loss) . . . . . $      3,427       (131,641)
                               ============    ===========

     Additionally, for the year ended December 31, 1995, total income was $10,864,706, expenses were $12,312,635 and net loss was $1,447,929 for the
Palm Desert venture.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1996 and 1997.



                           PART III

ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS

     JMB Realty Corporation, a Delaware Corporation ("JMB") is the Corporate General Partner and succeeded to all of the rights and responsibilities of the prior Corporate General Partner. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. The Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P., an Illinois limited partnership, with JMB as its sole general partner. The limited partners of the Associate General Partner are generally officers, directors and affiliates of JMB or its affiliates.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Corporate General Partner are as follows:

                                                 SERVED IN
NAME                  OFFICE                     OFFICE SINCE
----                  ------                     ------------

Judd D. Malkin        Chairman                    5/03/71
                      Director                    5/03/71
                      Chief Financial Officer     2/22/96
Neil G. Bluhm         President                   5/03/71
                      Director                    5/03/71
Burton E. Glazov      Director                    7/01/71
Stuart C. Nathan      Executive Vice President    5/08/79
                      Director                    3/14/73
A. Lee Sacks          Director                    5/09/88
John G. Schreiber     Director                    3/14/73
H. Rigel Barber       Executive Vice President    1/02/87
                      Chief Executive Officer     8/01/93
Glenn E. Emig         Executive Vice President    1/01/93
                      Chief Operating Officer     1/01/95
Gary Nickele          Executive Vice President    1/01/92
                      General Counsel             2/27/84
Gailen J. Hull        Senior Vice President       6/01/88
Howard Kogen          Senior Vice President       1/02/86
                      Treasurer                   1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 3, 1998. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 3, 1998. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

    JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.- IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partner-ships: the Partnership, Carlyle-VII, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Real Estate Fund I, L.P. and a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 59) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 56) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 64) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 51) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors, L.P., an affiliate of the Blackstone Group, L.P. He is also a director of USC, Inc., a trustee of Amli Residential Property Trust and a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 48) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 50) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 45) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 49) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 62) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     Officers and the directors of the Corporate General Partner receive no direct remuneration in such capacities from the Partnership. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions and a share of profits or losses. Reference is made to the Notes for a description of such transactions, distributions and allocations. In 1997, the General Partners received $2,851 of distributions and the Corporate General Partner earned management fees of $4,752. The General Partners received a share of Partnership's profits for tax purposes aggregating $1,242,379 in 1997.

     The Partnership is permitted to engage in various transactions involving the General Partners and their affiliates. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1997 aggregating $1,394 in connection with the provision of insurance coverage for a real property investment of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     An affiliate of the Corporate General Partner provided property management services in 1997 for the 18 Central Street Building in East Brunswick, New Jersey. In 1997, such affiliate earned property management fees of $55,866 for such services, of which all were paid as of December 31, 1997.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses, salaries, administrative, portfolio management, legal and accounting services relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. Such costs for 1997 were $35,993 for these services, of which $10,128 were unpaid as of December 31, 1997.

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

     (b) The Corporate General Partner, its officers and directors, and the Associate General Partner own the following Interests of the Partnership:

                          NAME OF                    AMOUNT AND NATURE
                          BENEFICIAL                 OF BENEFICIAL         PERCENT
TITLE OF CLASS            OWNER                      OWNERSHIP             OF CLASS
--------------            ----------                 -----------------     --------

Limited Partnership       JMB Realty Corporation     14.11023 Interests (1)Less than 1%
Interests (and Assignee
Interests therein)

Limited Partnership       Corporate General          15.10836 Interests    Less than 1%
Interests (and Assignee   Partner, its officers      (1)(2)(3)
Interests therein)        and directors, and
                          the Associate General
                          Partner as a group

----------

     (1)  Includes 9.11023 Interests owned directly and 5 Interests owned by the Initial Limited Partner for which
JMB Realty Corporation, as its indirect majority shareholder, is deemed to have sole voting and investment power.

     (2)  Includes .39813 Interests owned by an officer or his relatives for which such officer has sole investment and voting power as to such Interests so owned.

     (3)  Includes .6 Interests owned by an estate for which an officer acts as co-executor and is deemed to have shared investment and voting power for such Interests.

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



                            PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a) The following documents are filed as part of this report:

           (1) Financial Statements (See Index to Financial Statements filed with this annual report).

           (2)  Exhibits.

                 3.A.Amended and Restated Agreement of Limited
Partnership set forth as Exhibit A to the Prospectus, is hereby incorporated by reference to Exhibit 3 to the Partnership's Report on Form 10-K for December 31, 1992 (File No. 0-17708) dated March 19, 1993.

                3.B. Acknowledgement of rights and duties of the General Partners of the Partnership between ABPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 are hereby incorporated by reference to
Exhibit 3-B to the Partnership's Report for September 30, 1996 on Form 10-Q, as amended, (File No. 0-17708) dated November 8, 1996.

                 4-A.Assignment Agreement set forth as Exhibit B to the Prospectus, a copy of which is hereby incorporated by reference to
Exhibit 4-A to the Partnership's Report on Form 10-K for December 31, 1992 (File No. 0-17708) dated March 19, 1993.

                 4-B.  through
                 4-D.Copies of documents relating to certain purchase money notes secured by Minimax #2, Minimax #3 and 1801 West Belt are hereby incorporated by reference to Exhibits 4-B through 4-D to the Partnership's Form 10-K for December 31, 1992 (File No. 0-17708) dated March 19, 1993.

                 4-E.Copy of documents relating to the mortgage loan secured by Pine Forest #17 are hereby incorporated by reference to Exhibit 4-E to the Partnership's Form 10-K for December 31, 1992 (File No. 0-17708) dated March 19, 1993.

                 4-F.Copy of document relating to the conditional consent letter agreement secured by the 18 Central Shopping Center are hereby incorporated by reference to Exhibit 4-G to the Partnership's Form 10-K for December 31, 1992 (File No. 0-17708) dated March 19, 1993.

                 4-G.Copy of document relating to mortgage loan secured by Silber #1 is hereby incorporated by reference to Exhibit 4-H to the Partnership's Form 10-K for December 31, 1993 (File No. 0-17708) dated March 25, 1994.

                 4-H.Copy of document relating to the modification of the mortgage loan secured by 18 Central Shopping Center is hereby incorporated by reference to Exhibit 4-I to the Partnership's Form 10-K for December 31, 1993 (File No. 0-17708) dated March 25, 1994.

                10-A.Copy of Agreement together with certain documents relating to purchase of an interest in Palm Desert Town Center, Palm Desert, California is hereby incorporated herein by reference to Post-Effective Amendment No. 4 to the Partnership's Registration Statement on Form S-11 (File No. 33-9607) dated February 28, 1989.

                10-B.Copy of Agreement together with certain documents relating to the purchase of the 18 Central Shopping Center, East Brunswick, New Jersey is hereby incorporated herein by reference to Post-Effective Amendment No. 7 to the Partnership's Registration Statement on Form S-11 (File No. 33-9607) dated July 31, 1989.

                10-C.Copy of Purchase and Sale Agreement together with the Lease Guarantee Agreement for Minimax #2, Minimax #3 and 1801 West Belt are hereby incorporated by reference to Exhibit 10-E to the Partnership's Form 10-K for December 31, 1992 (File No. 0-17708) dated March 19, 1993.

                10-D.Copy of Purchase and Sale Agreement for the acquisition of Pine Forest #17 is hereby incorporated by reference to
Exhibit 10-F to the Partnership's Form 10-K for December 31, 1992 (File No. 0-17708) dated March 19, 1993.

                10-E.Copies of Limited Partnership Agreement and
Formation of Partnership Agreement relating to JMB/Warehouse Associates are hereby incorporated by reference to Exhibit 10-G to the Partnership's Form 10-K for December 31, 1992 (File No. 0-17708) dated March 19, 1993.

                10-F.Copy of Purchase and Sale Agreement for the acquisition of Silber #1 is hereby incorporated by reference to Exhibit 10-G to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-17708) dated March 25, 1994.

                10-G.Sale documents relating to the contract for sale by the Partnership of its interest in the Houston Industrial Properties are hereby incorporated by reference to the Partnership's report for March 28, 1997 on Form 8-K (File No. 0-17708) dated April 11, 1997.

                10-H.Deed in Lieu of Foreclosure Agreement relating to the transfer of title to the 18 Central Shopping Center is hereby incorporated herein by reference to the Partnership's report for November 14, 1997 on Form 8-K (File No. 0-17708) dated November 26, 1997.

                21.  List of Subsidiaries.

                24.  Powers of Attorney.

                27.  Financial Data Schedule.

     Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such to the Securities and Exchange Commission upon request.

     (b) The following report on Form 8-K has been filed since the beginning of the last quarter of the period covered by this report

           The Partnership's Report on Form 8-K (File No. 0-17708) for November 14, 1997 (describing the transfer of title to the 18th Central Shopping Center) was filed. This report was dated November 26, 1997 and includes a discussion of the transfer of title to the Property (Item 2) and Narrative pro forma financial information with respect to the sale
(Item 7).

     No annual report for the fiscal year 1997 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

                          SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XVII

              By:    JMB Realty Corporation
                     Corporate General Partner

                     GAILEN J. HULL
              By:    Gailen J. Hull
                     Senior Vice President
              Date:  March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              By:    JMB Realty Corporation
                     Corporate General Partner


                     JUDD D. MALKIN*
              By:    Judd D. Malkin, Chairman and
                     Chief Financial Officer
              Date:  March 25, 1998

                     NEIL G. BLUHM*
              By:    Neil G. Bluhm, President and Director
              Date:  March 25, 1998

                     H. RIGEL BARBER*
              By:    H. Rigel Barber, Chief Executive Officer
              Date:  March 25, 1998

                     GLENN E. EMIG*
              By:    Glenn E. Emig, Chief Operating Officer
              Date:  March 25, 1998


                     GAILEN J. HULL
              By:    Gailen J. Hull, Senior Vice President
                     Principal Accounting Officer
              Date:  March 25, 1998

                     A. LEE SACKS*
              By:    A. Lee Sacks, Director
              Date:  March 25, 1998

                     STUART C. NATHAN*
              By:    Stuart C. Nathan, Executive Vice President
                       and Director
              Date:  March 25, 1998

              *By:   GAILEN J. HULL, Pursuant to a Power of Attorney


                     GAILEN J. HULL
              By:    Gailen J. Hull, Attorney-in-Fact
              Date:  March 25, 1998

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

  10-D.  Copy of Purchase and Sale
         Agreement for the acquisition
         of Pine Forest #17                      Yes

  10-E.  Copies of Limited Partnership
         Agreement and Formation of
         Partnership Agreement relating
         to JMB/Warehouse Associates.            Yes

                                          DOCUMENT
                                       INCORPORATED
                                       BY REFERENCE   PAGE
                                       -------------  ----

  10-F.  Copy of Purchase and Sale
         Agreement and related documents
         relating to the purchase of
         Silber #1                               Yes

  10-G.  Copy of sale documents relating
         to the sale of Houston
         Industrial Properties                   Yes

  10-H.  Copy of Deed in Lieu of Foreclosure
         Agreement relating to 18 Central
         Shopping Center                         Yes

  21.    List of Subsidiaries.                    No

  24.    Powers of Attorney.                      No

  27.    Financial Data Schedule                  No