Form 10-Q
period 1998-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XVII
filed 1998-05-15
CIK 804214

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended
March 31, 1998                           Commission file #0-17708




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . .      3


Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . .     11



PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . .     14

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .     15

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                        CONSOLIDATED BALANCE SHEETS
                                   MARCH 31, 1998 AND DECEMBER 31, 1997

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                            MARCH 31,     DECEMBER 31,
                                                                              1998           1997
                                                                         --------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .       $ 6,199,205      6,115,185
  Interest, rents and other receivables . . . . . . . . . . . . . . .            34,356         30,653
                                                                            -----------    -----------
          Total current assets. . . . . . . . . . . . . . . . . . . .         6,233,561      6,145,838
                                                                            -----------    -----------

Investment in unconsolidated venture, at equity . . . . . . . . . . .           225,961        282,080
                                                                            -----------    -----------
                                                                            $ 6,459,522      6,427,918
                                                                            ===========    ===========





                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE
                                  CONSOLIDATED BALANCE SHEETS - CONTINUED
                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                            MARCH 31,     DECEMBER 31,
                                                                             1998            1997
                                                                         --------------   ------------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      $     23,987         40,000
                                                                           ------------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . .            23,987         40,000
                                                                           ------------    -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .            23,987         40,000

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .            20,000         20,000
      Cumulative cash distributions . . . . . . . . . . . . . . . . .          (238,785)      (238,785)
      Cumulative net earnings (losses). . . . . . . . . . . . . . . .          (264,984)      (266,889)
                                                                           ------------    -----------
                                                                               (483,769)      (485,674)
                                                                           ------------    -----------
  Limited partners:
      Capital contributions, net of offering costs. . . . . . . . . .        29,696,495     29,696,495
      Cumulative cash distributions . . . . . . . . . . . . . . . . .       (20,142,970)   (20,142,970)
      Cumulative net earnings (losses). . . . . . . . . . . . . . . .        (2,634,221)    (2,679,933)
                                                                           ------------    -----------
                                                                              6,919,304      6,873,592
                                                                           ------------    -----------
          Total partners' capital accounts (deficits) . . . . . . . .         6,435,535      6,387,918
                                                                           ------------    -----------
                                                                           $  6,459,522      6,427,918
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

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                (UNAUDITED)



                                                                                1998            1997
                                                                            ------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    --           761,653
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       71,166         43,343
  Other income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       25,848          --
                                                                             -----------     ----------
                                                                                  97,014        804,996
                                                                             -----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . .        --           212,972
  Property operating expenses . . . . . . . . . . . . . . . . . . . . . . .        --           300,336
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .       38,100         35,067
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . .        --            52,227
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .       57,947         62,697
                                                                             -----------     ----------
                                                                                  96,047        663,299
                                                                             -----------     ----------
                                                                                     967        141,697
Partnership's share of earnings (loss) from
  operations of unconsolidated ventures . . . . . . . . . . . . . . . . . .       46,650        (25,099)
Venture partner's share of
  venture's operations. . . . . . . . . . . . . . . . . . . . . . . . . . .        --            (1,547)
                                                                             -----------     ----------
        Earnings before gain on sale of
          investment property . . . . . . . . . . . . . . . . . . . . . . .       47,617        115,051

Gain on sale of investment property,
  net of venture partner's
  share of gain of $37,708. . . . . . . . . . . . . . . . . . . . . . . . .        --         3,733,116
                                                                             -----------     ----------





                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                                1998            1997
                                                                            ------------    -----------
        Earnings (loss) before
          Partnership's share of
          extraordinary item. . . . . . . . . . . . . . . . . . . . . . . .       47,617      3,848,167

Extraordinary item, net of venture
  partner's share of $820 . . . . . . . . . . . . . . . . . . . . . . . . .       --            (81,123)
                                                                             -----------     ----------

        Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . .  $    47,617      3,767,044
                                                                             ===========     ==========
        Net earnings (loss) per limited
         partnership interest:
          Earnings before gain on sale of investment property . . . . . . .  $      1.34           3.23
          Net gain on sale of investment property . . . . . . . . . . . . .        --            108.01
          Net extraordinary item. . . . . . . . . . . . . . . . . . . . . .        --             (2.35)
                                                                             -----------    -----------
                                                                             $      1.34         108.89
                                                                             ===========    ===========
        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     --             --
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

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                (UNAUDITED)
                                                                                1998            1997
                                                                            ------------   ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $     47,617      3,767,044
  Items not requiring (providing) cash or cash equivalents:
      Amortization of deferred expenses . . . . . . . . . . . . . . . . . .        --            52,227
      Partnership's share of operations of unconsolidated ventures. . . . .      (46,650)        25,099
      Venture partner's share of venture's operations, gain on sale or
        disposition of investment property and extraordinary item . . . . .        --            39,255
      Total gain on sale of investment property . . . . . . . . . . . . . .        --        (3,770,824)
      Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . .        --            81,123
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .       (3,703)         9,719
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           (24,691)
    Note receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --            14,152
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        --             3,465
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (16,013)        30,783
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .        --            (5,472)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .        --          (351,841)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        --             2,933
                                                                            ------------    -----------
          Net cash provided by (used in) operating activities . . . . . . .      (18,749)      (127,028)
                                                                            ------------    -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .        --           (95,721)
  Partnership's distribution from unconsolidated venture. . . . . . . . . .      102,769          --
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        --           (17,791)
  Cash proceeds from sale of investment property,
    net of selling expenses . . . . . . . . . . . . . . . . . . . . . . . .        --         8,922,491
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .      102,769      8,808,979
                                                                            ------------    -----------




                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                1998            1997
                                                                            ------------   ------------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .        --           (83,595)
                                                                             -----------    -----------

          Net cash provided by (used in) financing activities . . . . . . .        --           (83,595)
                                                                             -----------    -----------
          Net increase (decrease) in cash and cash equivalents  . . . . . .       84,020      8,598,356

          Cash and cash equivalents, beginning of year. . . . . . . . . . .    6,115,185      4,841,921
                                                                            ------------    -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . . $  6,199,205     13,440,277
                                                                            ============    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $      --           422,350
                                                                            ============    ===========
  Non-cash investing and financing activities:
    Total sales proceeds from sale of investment property:
      Total sales proceeds, net of selling expenses . . . . . . . . . . . . $      --        16,053,577
      Prepayment penalties. . . . . . . . . . . . . . . . . . . . . . . . .        --           (81,924)
      Payoff of mortgage loans and accrued interest . . . . . . . . . . . .        --        (7,049,162)
                                                                            ------------    -----------

          Cash proceeds from sale of investment properties. . . . . . . . . $      --         8,922,491
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

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1998 AND 1997

                              (UNAUDITED)


GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1997 which are included in the Partnership's 1997 Annual Report on Form 10-K (File No. 0-17708) dated on March 21, 1998, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meaning as in the Partnership's 1997 Annual Report on Form 10-K.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The accompanying consolidated financial statements include $46,650 and ($25,099), respectively, of the Partnership's share of total property operations of $447,809 and ($240,929) for unconsolidated properties for the three months ended March 31, 1998 and 1997, respectively, which are held for sale or disposition or have been sold or disposed of during the past two years.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of their employees and certain of their officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership (and its consolidated venture) to the General Partners and their affiliates as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 were as follows:

                                                          Unpaid at
                                                           March 31,
                                    1998       1997         1998
                                  -------     ------    -------------

Property management fees. . .     $  --       17,113         --
Reimbursement (at cost) for
 out-of-pocket salary and
 salary-related expenses
 related to the on-site
 personnel and for other
 costs for the Partnership
 and its investment
 properties . . . . . . . . .      23,201      7,958        5,000
                                  -------    -------       ------
                                  $23,201     25,071        5,000
                                  =======    =======       ======

PALM DESERT TOWN CENTER

     Occupancy at the portion of the shopping center in which the Partnership owns an interest decreased to 85% at March 31, 1998 down from 88% at December 31, 1997. Sales at the center have been negatively impacted during the last several quarters by new competition in the center's trade area. The increased competition has resulted in lower effective rents upon re-leasing of space. The center will continue to be subject to increased competition from new developments that are expected to be opening in the vicinity in the near future. The property has been operating at an approximately break-even level. The joint venture continues to consider a possible expansion of the mall and restructuring of the ground lease and mortgage loan.

     The Partnership and Carlyle-XVI entered into an agreement with the unaffiliated venture partner, effective January 1, 1998, pursuant to which the Partnership and Carlyle-XVI granted the unaffiliated venture partner an option to acquire their interests in the joint venture. Pursuant to such option, the unaffiliated venture partner has the right (but not the obligation) to purchase all (but not less than all) of the Partnership's and Carlyle-XVI's interests in the joint venture by giving notice of its exercise of the option during the term of the option, which may extend through July 15, 1998. The aggregate purchase price for the interests is $7,000,000. In consideration for the option, the unaffiliated venture partner is required to pay $58,333 for each month of the option term. The Partnership and Carlyle-XVI will share the consideration for the option and, if applicable, the purchase price in proportion to their respective capital contributions to the joint venture (i.e., approximately 14.2% for the Partnership and approximately 85.8% for Carlyle-XVI). Concurrently with the execution of the option agreement, the joint venture made a distribution to the Partnership and Carlyle-XVI in the aggregate amount of approximately $740,000 (of which the Partnership's share was approximately $103,000), which represents undistributed net cash flow of the joint venture through the end of 1997. All other funds and net cash flow of the joint venture during the term of the option are to be held by the joint venture for its use, and if the sale of the Partnership's and Carlyle-XVI's interests closes pursuant to the option agreement, such funds and net cash flow will inure to the benefit of the unaffiliated venture partner. The unaffiliated venture partner agreed to pay deficits of the joint venture incurred in the ordinary course of its business that arise or accrue during the term of the option, to the extent that the joint venture's funds and net cash flow are insufficient to cover such deficits. The property is expected to operate near the break-even level during the term of the option. In general, the Partnership, Carlyle-XVI and the unaffiliated venture partner agreed not to sell or refinance the Palm Desert Town Center or engage in other actions outside the ordinary course of the joint venture's business, not to make any distribution of the joint venture's funds to its partners except for the distribution to the Partnership and Carlyle-XVI described above, and, unless consented to by all of the partners in the joint venture, not to amend or modify existing leases and other contracts, and not to enter into new leases or agreements, affecting the property during the term of the option. The unaffiliated venture partner may terminate the option by giving notice of termination to the Partnership and Carlyle-XVI, and under certain extraordinary circumstances involving a termination of the option, the Partnership and Carlyle-XVI may be obligated to refund the option consideration. In the event such a sale does occur, the Partnership and Carlyle-XVI would not participate in, or be required to pay a share of the costs of, an expansion of the mall and restructuring of the ground lease and mortgage loan for the joint venture. The Partnership could thereafter distribute a majority of the funds it currently holds as working capital reserves for the possible payment of its share of such costs, as well as any distributable net proceeds from such sale. There is no assurance that the option will be exercised or that a sale of the Partnership's and Carlyle-XVI's interest in the joint venture will occur. During the term of the option, the unaffiliated venture partner is entitled to pursue a possible expansion of the mall and restructuring of the ground lease and mortgage loan on its own, provided that no contracts are made effective prior to the exercise of the option and the close of escrow and no liability accrues to the Partnership or Carlyle-XVI from the unaffiliated venture partner's actions.

     The land underlying the shopping center is owned by the lender under the first mortgage loan. Palm Desert leases the land by assignment of an existing ground lease which provides for minimum annual rental payments of $900,000, as well as for additional rental payments for each calendar year equal to 50% of the amount by which certain of the ground lessee's gross receipts from the shopping center exceed $6,738,256. Total ground rent expense for the three months ended March 31, 1998 and 1997 was $246,614 and $323,257, respectively.

INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary financial information for Palm Desert for the three months ended March 31, 1998 and 1997 is as follows:

                                             1998            1997
                                          ----------      ----------

     Total income . . . . . . . . . .     $2,435,874       2,671,255
     Expenses applicable to
       operating income . . . . . . .      1,988,065       2,912,184
                                          ----------      ----------
     Net income (loss). . . . . . . .     $  447,809        (240,929)
                                          ==========      ==========
     Partnership's share
       of income (loss) . . . . . . .     $   46,650         (25,099)
                                          ==========      ==========

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1998 and for the three months ended March 31, 1998 and 1997.


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


     Commencing in the third quarter of 1997 some of the Holders of Interests in the Partnership received from unaffiliated third parties an unsolicited offer to purchase up to 4.9% of the outstanding Interests in the Partnership at $100 per Interest. Such offer has been extended from time to time and was scheduled to expire in early April 1998. The Special Committee recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. As of the date of this report, the Partnership is aware that 5.89% of the Interests have been purchased by all unaffiliated third parties who have made unsolicited offers for Interests, either pursuant to such offers or through negotiated purchases. It is possible that other offers for Interests may be made in the future, although there is no assurance that any such offer will be made, the terms of any such offer or whether any such offer will be consummated, amended or withdrawn.

     As of March 31, 1998, the Partnership and its consolidated venture had cash and cash equivalents of approximately $6,199,000. Such cash and cash equivalents are available for capital improvements and other working capital requirements, including the Partnership's share of the costs for a possible expansion of the mall and restructuring of the ground lease and loan at Palm Desert Town Center. The Partnership and its unconsolidated venture have currently budgeted in 1998 approximately $177,000 (excluding costs of the possible expansion and restructuring) for tenant improvements and other capital expenditures. The Partnership's share of such items in 1998 is currently budgeted to be approximately $19,000. Actual amounts expended in 1998 may vary depending on a number of factors including, actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year and whether the Palm Desert joint venture proceeds with a possible expansion of the mall and restructuring of the ground lease and mortgage loan. In addition, the Partnership has entered into an agreement with Carlyle-XVI and the unaffiliated venture partner in the Palm Desert joint venture pursuant to which the unaffiliated joint venture has the option through July 15, 1998 to elect to purchase the Partnership's and Carlyle-XVI's interests in the Palm Desert joint venture for an aggregate purchase price of $7,000,000 (of which the Partnership's share would be approximately $990,000). Pursuant to the option agreement, the Palm Desert joint venture made a distribution to the Partnership and Carlyle-XVI in the aggregate amount of $740,000 (of which the Partnership's share was approximately $103,000), which represents undistributed net cash flow of the joint venture through the end of 1997. All other funds and net cash flow of the joint venture during the term of the option are to be held by the joint venture for its use, and if the sale of the Partnership's and Carlyle-XVI's interests closes pursuant to the option agreement, such funds and net cash flow will inure to the benefit of the unaffiliated venture partner. Reference is made to the Notes for a further discussion of the option agreement. In the event of a sale of its interest pursuant to the exercise of such option, the Partnership would not participate in, or be required to pay a share of the costs of, an expansion of the mall and restructuring of the ground lease and mortgage loan for Palm Desert.

     The primary source of the Partnership's cash flow from operations in recent years has been from the Houston Industrial Properties and Silber #1.

As a result of the 1997 sale of the Houston Industrial Properties and Silber #1, the Partnership does not anticipate making any further distributions of cash generated from operations on a current basis. The Partnership currently plans to retain the balance of cash and investments it holds for the working capital requirements of the Partnership. Future distributions of the Partnership will depend upon the capital requirements of the Partnership and the Palm Desert joint venture as well as the terms of any sale of the Palm Desert Town Center (or the Partnership's interest therein). Any working capital reserves of the Partnership which are not ultimately used for working capital purposes would be available for future distributions.

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

     The decrease in investment in unconsolidated venture, at equity, at March 31, 1998 as compared to December 31, 1997 is due to the distribution of approximately $103,000 of undistributed cash flow in the first quarter of 1998 partially offset by the Partnership's share of operations at the Palm Desert property.

     The increase in interest income for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily due to a higher average cash balance invested by the Partnership in 1998.

     The other income reported for the three months ended March 31, 1998 represents the Partnership's share of the consideration the unaffiliated venture partner of the Palm Desert joint venture paid during the first quarter pursuant to the option agreement.

     The increase in the Partnership's share of operations of unconsolidated ventures for the three months ended March 31, 1998 as compared to the same period in 1997 is primarily due to the Palm Desert property being classified as held for sale or disposition as of July 1, 1997, and therefore, no longer subject to continued depreciation.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                 OCCUPANCY


     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment property owned during 1998:


                                                   1997                             1998
                                --------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
Palm Desert Town Center
  Palm Desert, California . . . .   88%        86%       87%       88%      85%




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits.

          3-A.    Amended and Restated Agreement of Limited Partnership
set forth as Exhibit A to the Prospectus, is hereby incorporated by reference to Exhibit 3 to the Partnership's Report on Form 10-K for December 31, 1992 (File No. 0-17708) dated March 19, 1993.

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

          10-C.   Deed in Lieu of Foreclosure Agreement relating to the
transfer of title to the 18 Central Shopping Center is hereby incorporated by reference to the Partnership's Report for November 14, 1997 on Form 8-K (File No. 0-17708) dated November 26, 1997.

          10-D.   Palm Desert Option Agreement by the Partnership and
Carlyle-XVI relating to the unaffiliated venture partner's option to purchase the Partnership and Carlyle-XVI's interest in the joint venture dated March 11, 1998 are filed herewith.

          27.     Financial Data Schedule


    (b) No reports on Form 8-K have been filed during the quarter covered by this report.

                              SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 13, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 13, 1998