Form 10-Q
period 1998-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XVII
filed 1998-08-13
CIK 804214

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended
June 30, 1998                            Commission file #0-17708




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

                                        CONSOLIDATED BALANCE SHEETS
                                    JUNE 30, 1998 AND DECEMBER 31, 1997

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                             JUNE 30,     DECEMBER 31,
                                                                              1998           1997
                                                                         --------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .       $ 6,191,630      6,115,185
  Interest, rents and other receivables . . . . . . . . . . . . . . .            33,842         30,653
                                                                            -----------    -----------
          Total current assets. . . . . . . . . . . . . . . . . . . .         6,225,472      6,145,838
                                                                            -----------    -----------

Investment in unconsolidated venture, at equity . . . . . . . . . . .           240,974        282,080
                                                                            -----------    -----------
                                                                            $ 6,466,446      6,427,918
                                                                            ===========    ===========





                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE
                                  CONSOLIDATED BALANCE SHEETS - CONTINUED
                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                            JUNE 30,      DECEMBER 31,
                                                                             1998            1997
                                                                         --------------   ------------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      $      5,839         40,000
                                                                           ------------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . .             5,839         40,000
                                                                           ------------    -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .             5,839         40,000

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .            20,000         20,000
      Cumulative cash distributions . . . . . . . . . . . . . . . . .          (238,785)      (238,785)
      Cumulative net earnings (losses). . . . . . . . . . . . . . . .          (263,981)      (266,889)
                                                                           ------------    -----------
                                                                               (482,766)      (485,674)
                                                                           ------------    -----------
  Limited partners:
      Capital contributions, net of offering costs. . . . . . . . . .        29,696,495     29,696,495
      Cumulative cash distributions . . . . . . . . . . . . . . . . .       (20,142,970)   (20,142,970)
      Cumulative net earnings (losses). . . . . . . . . . . . . . . .        (2,610,152)    (2,679,933)
                                                                           ------------    -----------
                                                                              6,943,373      6,873,592
                                                                           ------------    -----------
          Total partners' capital accounts (deficits) . . . . . . . .         6,460,607      6,387,918
                                                                           ------------    -----------
                                                                           $  6,466,446      6,427,918
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

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                             THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                (UNAUDITED)

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1998          1997          1998          1997
                                                  -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . .   $     --          430,404         --        1,192,057
  Interest income . . . . . . . . . . . . . . .        74,148       100,370       145,314       143,713
  Other income. . . . . . . . . . . . . . . . .        24,308         --           50,156         --
                                                  -----------    ----------    ----------    ----------
                                                       98,456       530,774       195,470     1,335,770
                                                  -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . .         --          207,911         --          420,883
  Property operating expenses . . . . . . . . .         --          187,280         --          487,616
  Professional services . . . . . . . . . . . .        26,191        27,796        64,291        62,863
  Amortization of deferred expenses . . . . . .         --           27,366         --           79,593
  Management fees to corporate general partner.         --            4,752         --            4,752
  General and administrative. . . . . . . . . .        62,206        71,038       120,153       133,735
                                                  -----------    ----------    ----------    ----------
                                                       88,397       526,143       184,444     1,189,442
                                                  -----------    ----------    ----------    ----------
                                                       10,059         4,631        11,026       146,328
Partnership's share of earnings (loss) from
  operations of unconsolidated ventures . . . .        15,013       (35,612)       61,663       (60,711)
Venture partner's share of venture's operations         --             (159)        --           (1,706)
                                                  -----------    ----------    ----------    ----------
        Earnings before gain on sale of
          investment property . . . . . . . . .        25,072       (31,140)       72,689        83,911

Gain on sale of investment property, net of
  venture partner's share of gain of $37,708. .         --            --            --        3,733,116
                                                  -----------    ----------    ----------    ----------





                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1998          1997          1998          1997
                                                  -----------    ----------   -----------    ----------
        Earnings (loss) before Partnership's
          share of extraordinary item . . . . .        25,072       (31,140)       72,689     3,817,027

Extraordinary item, net of venture
  partner's share of $820 . . . . . . . . . . .         --            --            --          (81,123)
                                                  -----------    ----------    ----------    ----------

        Net earnings (loss) . . . . . . . . . .   $    25,072       (31,140)       72,689     3,735,904
                                                  ===========    ==========    ==========    ==========
        Net earnings (loss) per limited
         partnership interest:
          Earnings before gain on sale
            of investment property. . . . . . .   $       .70          (.88)         2.04          2.35
          Net gain on sale of investment
            property. . . . . . . . . . . . . .         --            --            --           108.01
          Net extraordinary item. . . . . . . .         --            --            --            (2.35)
                                                  -----------    ----------    ----------    ----------
                                                  $       .70          (.88)         2.04        108.01
                                                  ===========    ==========    ==========    ==========
        Cash distributions per limited
          partnership interest. . . . . . . . .   $     --           212.00         --           212.00
                                                  ===========    ==========    ==========    ==========














                       See accompanying notes to consolidated financial statements.

                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                (UNAUDITED)
                                                                                1998            1997
                                                                            ------------   ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $     72,689      3,735,904
  Items not requiring (providing) cash or cash equivalents:
      Amortization of deferred expenses . . . . . . . . . . . . . . . . . .        --            79,593
      Partnership's share of operations of unconsolidated ventures. . . . .      (61,663)        60,711
      Venture partner's share of venture's operations, gain on sale or
        disposition of investment property and extraordinary item . . . . .        --            38,594
      Total gain on sale of investment property . . . . . . . . . . . . . .        --        (3,770,824)
      Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . .        --            81,943
      Net asset decrease in the sale of investment property . . . . . . . .        --            67,999
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .       (3,189)        26,171
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           (25,758)
    Note receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --            14,152
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        --             7,790
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (34,161)        27,629
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .        --            (5,898)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .        --          (351,841)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        --           (62,381)
                                                                            ------------    -----------
          Net cash provided by (used in) operating activities . . . . . . .      (26,324)       (76,216)
                                                                            ------------    -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .        --           (95,720)
  Partnership's distribution from unconsolidated venture. . . . . . . . . .      102,769          --
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        --           (28,593)
  Cash proceeds from sale of investment property,
    net of selling expenses . . . . . . . . . . . . . . . . . . . . . . . .        --         8,922,472
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .      102,769      8,798,159
                                                                            ------------    -----------





                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                1998            1997
                                                                            ------------   ------------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .        --          (143,714)
  Distributions to venture partner. . . . . . . . . . . . . . . . . . . . .        --           (77,639)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .        --        (7,253,790)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .        --            (2,851)
                                                                             -----------    -----------

          Net cash provided by (used in) financing activities . . . . . . .        --        (7,477,994)
                                                                             -----------    -----------
          Net increase (decrease) in cash and cash equivalents  . . . . . .       76,445      1,243,949

          Cash and cash equivalents, beginning of year. . . . . . . . . . .    6,115,185      4,841,921
                                                                            ------------    -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . . $  6,191,630      6,085,870
                                                                            ============    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $      --           630,687
                                                                            ============    ===========
  Non-cash investing and financing activities:
    Total sales proceeds from sale of investment property:
      Total sales proceeds, net of selling expenses . . . . . . . . . . . . $      --        16,053,577
      Prepayment penalties. . . . . . . . . . . . . . . . . . . . . . . . .        --           (81,943)
      Payoff of mortgage loans and accrued interest . . . . . . . . . . . .        --        (7,049,162)
                                                                            ------------    -----------

          Cash proceeds from sale of investment properties. . . . . . . . . $      --         8,922,472
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

                        JUNE 30, 1998 AND 1997

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

     The accompanying consolidated financial statements include $61,663 and ($60,711), respectively, of the Partnership's share of total property operations of $591,921 and ($582,782) for unconsolidated properties for the six months ended June 30, 1998 and 1997, respectively, which are held for sale or disposition or have been sold or disposed of during the past two years.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of their employees and certain of their officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership (and its consolidated venture) to the General Partners and their affiliates as of June 30, 1998 and for the six months ended June 30, 1998 and 1997 were as follows:

                                                          Unpaid at
                                                           June 30,
                                    1998       1997         1998
                                  -------     ------    -------------

Property management fees. . .     $  --       32,127         --
Management fees to
 corporate general partner. .        --        4,752         --
Insurance commissions . . . .       1,922      2,892         --
Reimbursement (at cost) for
 out-of-pocket salary and
 salary-related expenses
 related to the on-site
 personnel and for other
 costs for the Partnership
 and its investment
 properties . . . . . . . . .      37,171     15,916        5,000
                                  -------    -------       ------
                                  $39,093     55,687        5,000
                                  =======    =======       ======

PALM DESERT TOWN CENTER

     Occupancy at the portion of the shopping center in which the Partnership owns an interest decreased to 84% at June 30, 1998 down from 88% at December 31, 1997. Sales at the center have been negatively impacted during the last several quarters by new competition in the center's trade area. The increased competition has resulted in lower effective rents upon re-leasing of space. The center will continue to be subject to increased competition from new developments that are expected to be opening in the vicinity in the near future. The property has been operating at an approximately break-even level. The joint venture continues to consider a possible expansion of the mall and restructuring of the ground lease and mortgage loan.

     The Partnership and Carlyle-XVI entered into an agreement with the unaffiliated venture partner, effective January 1, 1998, pursuant to which the Partnership and Carlyle-XVI granted the unaffiliated venture partner an option to acquire their interests in the joint venture. Pursuant to such option, the unaffiliated venture partner has the right (but not the obligation) to purchase all (but not less than all) of the Partnership's and Carlyle-XVI's interests in the joint venture by giving notice of its exercise of the option during the term of the option, which was originally scheduled to expire July 15, 1998 but was extended through August 14, 1998 pursuant to a first amendment to the Palm Desert Option Agreement with substantially the same terms as the original agreement. The unaffiliated venture partner has requested an additional extension of the expiration date for the option, and the Partnership and Carlyle-XVI are considering that request. The aggregate purchase price for the interests is $7,000,000. In consideration for the option, the unaffiliated venture partner is required to pay $58,333 for each month of the option term. The Partnership and Carlyle-XVI will share the consideration for the option and, if applicable, the purchase price in proportion to their respective capital contributions to the joint venture (i.e., approximately 14.2% for the Partnership and approximately 85.8% for Carlyle-XVI). Concurrently with the execution of the option agreement, the joint venture made a distribution to the Partnership and Carlyle-XVI in the aggregate amount of approximately $740,000 (of which the Partnership's share was approximately $103,000), which represents undistributed net cash flow of the joint venture through the end of 1997. All other funds and net cash flow of the joint venture during the term of the option are to be held by the joint venture for its use, and if the sale of the Partnership's and Carlyle-XVI's interests closes pursuant to the option agreement, such funds and net cash flow will inure to the benefit of the unaffiliated venture partner. The unaffiliated venture partner agreed to pay deficits of the joint venture incurred in the ordinary course of its business that arise or accrue during the term of the option, to the extent that the joint venture's funds and net cash flow are insufficient to cover such deficits. The property is expected to operate near the break-even level during the term of the option. In general, the Partnership, Carlyle-XVI and the unaffiliated venture partner agreed not to sell or refinance the Palm Desert Town Center or engage in other actions outside the ordinary course of the joint venture's business, not to make any distribution of the joint venture's funds to its partners except for the distribution to the Partnership and Carlyle-XVI described above, and, unless consented to by all of the partners in the joint venture, not to amend or modify existing leases and other contracts, and not to enter into new leases or agreements, affecting the property during the term of the option. The unaffiliated venture partner may terminate the option by giving notice of termination to the Partnership and Carlyle-XVI, and under certain extraordinary circumstances involving a termination of the option, the Partnership and Carlyle-XVI may be obligated to refund the option consideration. In the event such a sale does occur, the Partnership and Carlyle-XVI would not participate in, or be required to pay a share of the costs of, an expansion of the mall and restructuring of the ground lease and mortgage loan for the joint venture. The Partnership could thereafter distribute a majority of the funds it currently holds as working capital reserves for the possible payment of its share of such costs, as well as any distributable net proceeds from such sale. There is no assurance that the option will be exercised or that a sale of the Partnership's and Carlyle-XVI's interest in the joint venture will occur. During the term of the option, the unaffiliated venture partner is entitled to pursue a possible expansion of the mall and restructuring of the ground lease and mortgage loan on its own, provided that no contracts are made effective prior to the exercise of the option and the close of escrow and no liability accrues to the Partnership or Carlyle-XVI from the unaffiliated venture partner's actions.

     The land underlying the shopping center is owned by the lender under the first mortgage loan. Palm Desert leases the land by assignment of an existing ground lease which provides for minimum annual rental payments of $900,000, as well as for additional rental payments for each calendar year equal to 50% of the amount by which certain of the ground lessee's gross receipts from the shopping center exceed $6,738,256. Total ground rent expense for the six months ended June 30, 1998 and 1997 was $450,000 and $547,716, respectively.

INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary financial information for Palm Desert for the six months ended June 30, 1998 and 1997 is as follows:

                                             1998            1997
                                          ----------      ----------

     Total income . . . . . . . . . .     $4,823,349       5,040,523
     Expenses applicable to
       operating income . . . . . . .      4,231,427       5,623,305
                                          ----------      ----------
     Net income (loss). . . . . . . .     $  591,922        (582,782)
                                          ==========      ==========
     Partnership's share
       of income (loss) . . . . . . .     $   61,663         (60,711)
                                          ==========      ==========

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's remaining investment property.

     The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and previously retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to potential tender offers for Interests.

     Commencing in the third quarter of 1997 some of the Holders of Interests in the Partnership received from unaffiliated third parties an unsolicited offer to purchase up to 4.9% of the outstanding Interests in the Partnership at $100 per Interest. Such offer was extended from time to time and expired in early April 1998. The Special Committee recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. As of the date of this report, the Partnership is aware that 5.92% of the Interests have been purchased by all unaffiliated third parties who have made unsolicited offers for Interests, either pursuant to such offers or through negotiated purchases. It is possible that other offers for Interests may be made in the future, although there is no assurance that any such offer will be made, the terms of any such offer or whether any such offer will be consummated, amended or withdrawn.

     As of June 30, 1998, the Partnership had cash and cash equivalents of approximately $6,192,000. Such cash and cash equivalents are available for capital improvements and other working capital requirements, including the Partnership's share of the costs for a possible expansion of the mall and restructuring of the ground lease and loan at Palm Desert Town Center. The Partnership and its unconsolidated venture have currently budgeted in 1998 approximately $177,000 (excluding costs of the possible expansion and restructuring) for tenant improvements and other capital expenditures. The Partnership's share of such items in 1998 is currently budgeted to be approximately $19,000 of which approximately $2,200 has been spent as of June 30, 1998. Actual amounts expended in 1998 may vary depending on a number of factors including, actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year and whether the Palm Desert joint venture proceeds with a possible expansion of the mall and restructuring of the ground lease and mortgage loan. In addition, the Partnership has entered into an agreement with Carlyle-XVI and the unaffiliated venture partner in the Palm Desert joint venture pursuant to which the unaffiliated joint venture has the option through August 14, 1998 to elect to purchase the Partnership's and Carlyle-XVI's interests in the Palm Desert joint venture for an aggregate purchase price of $7,000,000 (of which the Partnership's share would be approximately $990,000). The unaffiliated venture partner has requested an extension of the option expiration date, and the Partnership and Carlyle-XVI are considering that request. Pursuant to the option agreement, the Palm Desert joint venture made a distribution to the Partnership and Carlyle-XVI in the aggregate amount of $740,000 (of which the Partnership's share was approximately $103,000), which represents undistributed net cash flow of the joint venture through the end of 1997. All other funds and net cash flow of the joint venture during the term of the option are to be held by the joint venture for its use, and if the sale of the Partnership's and Carlyle-XVI's interests closes pursuant to the option agreement, such funds and net cash flow will inure to the benefit of the unaffiliated venture partner. Reference is made to the Notes for a further discussion of the option agreement. In the event of a sale of its interest pursuant to the exercise of such option, the Partnership would not participate in, or be required to pay a share of the costs of, an expansion of the mall and restructuring of the ground lease and mortgage loan for Palm Desert.

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

     The decrease in investment in unconsolidated venture, at equity, at June 30, 1998 as compared to December 31, 1997 is due to the distribution to the Partnership of approximately $103,000 of undistributed cash flow in the first quarter of 1998 partially offset by the Partnership's share of operations at the Palm Desert property.

     The other income reported for the three and six months ended June 30, 1998 primarily represents the Partnership's share of the consideration the unaffiliated venture partner of the Palm Desert joint venture paid during 1998 pursuant to the option agreement.

     The increase in the Partnership's share of operations of unconsolidated ventures for the three and six months ended June 30, 1998 as compared to the same period in 1997 is primarily due to the Palm Desert property being classified as held for sale or disposition as of July 1, 1997, and therefore, no longer subject to continued depreciation.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                 OCCUPANCY


     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment property owned during 1998:


                                                   1997                             1998
                                --------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
Palm Desert Town Center
  Palm Desert, California . . . .   88%        86%       87%       88%      85%     84%




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

          10-D.   Palm Desert Option Agreement by the Partnership and
Carlyle-XVI relating to the unaffiliated venture partner's option to purchase the Partnership and Carlyle-XVI's interest in the joint venture dated March 11, 1998 is hereby incorporated by reference to the Partnership's Report for March 31, 1998 on Form 10-Q (File No. 0-17708) dated May 13, 1998.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 12, 1998