Form 10-Q
period 1998-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XVII
filed 1998-11-13
CIK 804214

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter ended
September 30, 1998                        Commission file #0-17708




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

                                         CONSOLIDATED BALANCE SHEETS
                                  SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                               1998           1997
                                                                          --------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .      $ 6,240,549      6,115,185
  Interest, rents and other receivables . . . . . . . . . . . . . . . .           34,548         30,653
                                                                             -----------    -----------
          Total current assets. . . . . . . . . . . . . . . . . . . . .        6,275,097      6,145,838
                                                                             -----------    -----------

Investment in unconsolidated venture, at equity . . . . . . . . . . . .          292,070        282,080
                                                                             -----------    -----------
                                                                             $ 6,567,167      6,427,918
                                                                             ===========    ===========





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE
                                   CONSOLIDATED BALANCE SHEETS - CONTINUED
                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                              1998            1997
                                                                          --------------   ------------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $      8,740         40,000
                                                                            ------------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . . .            8,740         40,000
                                                                            ------------    -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .            8,740         40,000

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . .           20,000         20,000
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .         (238,785)      (238,785)
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . .         (260,069)      (266,889)
                                                                            ------------    -----------
                                                                                (478,854)      (485,674)
                                                                            ------------    -----------
  Limited partners:
      Capital contributions, net of offering costs. . . . . . . . . . .       29,696,495     29,696,495
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .      (20,142,970)   (20,142,970)
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (2,516,244)    (2,679,933)
                                                                            ------------    -----------
                                                                               7,037,281      6,873,592
                                                                            ------------    -----------
          Total partners' capital accounts (deficits) . . . . . . . . .        6,558,427      6,387,918
                                                                            ------------    -----------
                                                                            $  6,567,167      6,427,918
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1998          1997          1998          1997
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $     --          335,580         --        1,527,637
  Interest income . . . . . . . . . . . . . . . .       76,455        95,278       221,769       238,991
  Other income. . . . . . . . . . . . . . . . . .       20,588         --           70,744         --
                                                   -----------    ----------    ----------    ----------
                                                        97,043       430,858       292,513     1,766,628
                                                   -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .        --          206,615         --          627,498
  Property operating expenses . . . . . . . . . .        --          105,966         --          593,582
  Professional services . . . . . . . . . . . . .          410         2,699        64,701        18,562
  Amortization of deferred expenses . . . . . . .        --           25,629         --          105,222
  Management fees to corporate general partner. .        --            --            --            4,752
  General and administrative. . . . . . . . . . .       49,909        67,651       170,062       201,386
                                                   -----------    ----------    ----------    ----------
                                                        50,319       408,560       234,763     1,551,002
                                                   -----------    ----------    ----------    ----------
                                                        46,724        22,298        57,750       215,626
Partnership's share of earnings (loss) from
  operations of unconsolidated ventures . . . . .       51,096        34,520       112,759       (26,191)
Venture partner's share of venture's
  operations. . . . . . . . . . . . . . . . . . .        --              (51)        --           (1,757)
                                                   -----------    ----------    ----------    ----------
        Earnings before gain on sale of
          investment property . . . . . . . . . .       97,820        56,767       170,509       187,678

Gain on sale of investment property, net of
  venture partner's share of gain of $37,708. . .        --            --            --        3,733,116
                                                   -----------    ----------    ----------    ----------





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1998          1997          1998          1997
                                                   -----------    ----------   -----------    ----------
        Earnings (loss) before Partnership's
          share of extraordinary item . . . . . .       97,820        56,767       170,509     3,920,794

Extraordinary item, net of venture
  partner's share of $820 . . . . . . . . . . . .        --            --            --          (81,123)
                                                   -----------    ----------    ----------    ----------

        Net earnings (loss) . . . . . . . . . . .  $    97,820        56,767       170,509     3,839,671
                                                   ===========    ==========    ==========    ==========
        Net earnings (loss) per limited
         partnership interest:
          Earnings before gain on sale
            of investment property. . . . . . . .  $      2.74          1.60          4.78          5.27
          Net gain on sale of investment
            property. . . . . . . . . . . . . . .        --            --            --           108.01
          Net extraordinary item. . . . . . . . .        --            --            --            (2.35)
                                                   -----------    ----------    ----------    ----------
                                                   $      2.74          1.60          4.78        110.93
                                                   ===========    ==========    ==========    ==========
        Cash distributions per limited
          partnership interest. . . . . . . . . .  $     --            --            --           212.00
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                 (UNAUDITED)
                                                                                 1998             1997
                                                                             ------------    ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    170,509       3,839,671
  Items not requiring (providing) cash or cash equivalents:
      Amortization of deferred expenses . . . . . . . . . . . . . . . . . .         --            105,222
      Partnership's share of operations of unconsolidated ventures. . . . .      (112,759)         26,191
      Venture partner's share of venture's operations, gain on sale or
        disposition of investment property and extraordinary item . . . . .         --             38,645
      Total gain on sale of investment property . . . . . . . . . . . . . .         --         (3,770,824)
      Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . .         --             81,943
      Net asset decrease in the sale of investment property . . . . . . . .         --             67,999
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .        (3,895)        (18,541)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            (91,892)
    Note receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --             14,152
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .         --             12,117
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (31,260)        (37,658)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .         --             (6,333)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .         --           (281,889)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .         --            (62,381)
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .        22,595         (83,578)
                                                                             ------------     -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .         --           (125,720)
  Partnership's distribution from unconsolidated venture. . . . . . . . . .       102,769           --
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .         --            (28,593)
  Cash proceeds from sale of investment property,
    net of selling expenses . . . . . . . . . . . . . . . . . . . . . . . .         --          8,922,472
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .       102,769       8,768,159
                                                                             ------------     -----------





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                 1998             1997
                                                                             ------------    ------------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .         --           (205,120)
  Distributions to venture partner. . . . . . . . . . . . . . . . . . . . .         --            (77,638)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .         --         (7,253,790)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .         --             (2,851)
                                                                              -----------     -----------

          Net cash provided by (used in) financing activities . . . . . . .         --         (7,539,399)
                                                                              -----------     -----------
          Net increase (decrease) in cash and cash equivalents  . . . . . .       125,364       1,145,182

          Cash and cash equivalents, beginning of year. . . . . . . . . . .     6,115,185       4,841,921
                                                                             ------------     -----------

          Cash and cash equivalents, end of period. . . . . . . . . . . . .  $  6,240,549       5,987,103
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $      --            633,831
                                                                             ============     ===========
  Non-cash investing and financing activities:
    Total sales proceeds from sale of investment property:
      Total sales proceeds, net of selling expenses . . . . . . . . . . . .  $      --         16,053,577
      Prepayment penalties. . . . . . . . . . . . . . . . . . . . . . . . .         --            (81,943)
      Payoff of mortgage loans and accrued interest . . . . . . . . . . . .         --         (7,049,162)
                                                                             ------------     -----------

          Cash proceeds from sale of investment properties. . . . . . . . .  $      --          8,922,472
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

                      SEPTEMBER 30, 1998 AND 1997

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

     The accompanying consolidated financial statements include $112,759 and ($26,191), respectively, of the Partnership's share of total property operations of $1,082,397 and ($251,415) for unconsolidated properties for the nine months ended September 30, 1998 and 1997, respectively, which are held for sale or disposition or have been sold or disposed of during the past two years.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of their employees and certain of their officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership (and its consolidated venture) to the General Partners and their affiliates as of September 30, 1998 and for the nine months ended September 30, 1998 and 1997 were as follows:
                                                           Unpaid at
                                                         September 30,
                                    1998        1997         1998
                                  -------      ------    -------------

Property management fees. . .     $  --        47,206          --
Management fees to
 corporate general partner. .        --         4,752          --
Insurance commissions . . . .       1,922       2,892          --
Reimbursement (at cost) for
 out-of-pocket salary and
 salary-related expenses
 related to the on-site
 personnel and for other
 costs for the Partnership
 and its investment
 properties . . . . . . . . .      59,151      23,874         6,855
                                  -------     -------        ------
                                  $61,073      78,724         6,855
                                  =======     =======        ======

PALM DESERT TOWN CENTER

     Occupancy at the portion of the shopping center in which the Partnership owns an interest decreased to 84% at September 30, 1998 down from 88% at December 31, 1997. Sales at the center have been negatively impacted during the last several quarters by new competition in the center's trade area. The increased competition has resulted in lower effective rents upon re-leasing of space. The center will continue to be subject to increased competition from new developments that are expected to be opening in the vicinity in the near future. The property has been operating at an approximately break-even level. The joint venture continues to consider a possible expansion of the mall and restructuring of the ground lease and mortgage loan.

     The Partnership and Carlyle-XVI entered into an agreement with the unaffiliated venture partner, effective January 1, 1998, pursuant to which the Partnership and Carlyle-XVI granted the unaffiliated venture partner an option to acquire their interests in the joint venture (the "Option Agreement"). Pursuant to the Option Agreement, the unaffiliated venture partner had the right (but not the obligation) to purchase all (but not less than all) of the Partnership's and Carlyle-XVI's interests in the joint venture by giving notice of its exercise of the option during the term of the option, which was originally scheduled to expire July 15, 1998 but was extended through August 14, 1998 pursuant to a first amendment to the Option Agreement with substantially the same terms as the original agreement. The Option Agreement terminated and expired on August 14, 1998 with the unaffiliated venture partner failing to exercise this option. In consideration for the option, the unaffiliated venture partner was required to pay $58,333 for each month of the option term. The Partnership and Carlyle-XVI received their allocable shares of the consideration for the option of which the Partnership's share was approximately $71,000. Concurrently with the execution of the Option Agreement, the joint venture made a distribution to the Partnership and Carlyle-XVI in the aggregate amount of approximately $740,000 (of which the Partnership's share was approximately $105,000), which represented undistributed net cash flow of the joint venture through the end of 1997. All other funds and net cash flow of the joint venture during the term of the option were held by the joint venture for its use. Upon the expiration of the Option Agreement, the rights and obligations of the parties subsequent to expiration of the Option Agreement are governed by the terms of the joint venture partnership agreement without regard to changes previously affected by the terms of the Option Agreement. The Partnership and Carlyle-XVI are continuing negotiations with the unaffiliated venture partner and the lender for the property (who is also the ground lessor) with respect to a restructuring of the ground lease and loan for the property and a sale of the Partnership's and Carlyle-XVI's interests, in the joint venture, although there can be no assurance that a sale of the interests, will be completed or, if completed, will be on terms similar to those contemplated by the Option Agreement. Reaching a mutually acceptable arrangement with the lender with respect to a restructuring of the ground lease and loan is the primary remaining issue to be resolved in order for the Partnership and Carlyle-XVI to reach an agreement for the sale of their interests to the unaffiliated venture partner.

     In the event of such sale, the Partnership could distribute a majority of the funds it currently holds in reserve, as well as any distributable proceeds from such sale. In the event that such sale does not occur, the Partnership may use a portion of the funds held in reserve to pay for its share of the costs of a possible expansion of the mall and a restructuring of the ground lease and loan at the property.

     The land underlying the shopping center is owned by the lender under the first mortgage loan. Palm Desert leases the land by assignment of an existing ground lease which provides for minimum annual rental payments of $900,000, as well as for additional rental payments for each calendar year equal to 50% of the amount by which certain of the ground lessee's gross receipts from the shopping center exceed $6,738,256. Total ground rent expense for the nine months ended September 30, 1998 and 1997 was $838,078 and $914,664, respectively.

INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary financial information for Palm Desert for the nine months ended September 30, 1998 and 1997 is as follows:

                                             1998             1997
                                          ----------       ----------

     Total income . . . . . . . . . .     $7,857,210        7,889,968
     Expenses applicable to
       operating income . . . . . . .      6,774,813        8,141,383
                                          ----------       ----------
     Net income (loss). . . . . . . .     $1,082,397         (251,415)
                                          ==========       ==========
     Partnership's share
       of income (loss) . . . . . . .     $  112,759          (26,191)
                                          ==========       ==========

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997.

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

     Commencing in the third quarter of 1997 some of the Holders of Interests in the Partnership received from unaffiliated third parties an unsolicited offer to purchase up to 4.9% of the outstanding Interests in the Partnership between $75 and $100 per Interest. All such offers have expired. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership is aware that 5.98% of the Interests have been purchased by all unaffiliated third parties who have made unsolicited offers for Interests, either pursuant to such offers or through negotiated purchases. It is possible that other offers for Interests may be made in the future, although there is no assurance that any such offer will be made, the terms of any such offer or whether any such offer will be consummated, amended or withdrawn.

     As of September 30, 1998, the Partnership had cash and cash equivalents of approximately $6,241,000. Such cash and cash equivalents are available for capital improvements and other working capital requirements, including the Partnership's share of the costs for a possible expansion of the mall and restructuring of the ground lease and loan at Palm Desert Town Center. The Partnership and its unconsolidated venture have currently budgeted in 1998 approximately $177,000 (excluding costs of the possible expansion and restructuring) for tenant improvements and other capital expenditures. The Partnership's share of such items in 1998 is currently budgeted to be approximately $19,000 of which approximately $2,700 has been spent as of September 30, 1998. Actual amounts expended in 1998 may vary depending on a number of factors including, actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year and whether the Palm Desert joint venture proceeds with a possible expansion of the mall and restructuring of the ground lease and mortgage loan. In addition, although the Option Agreement, pursuant to which the Partnership and Carlyle-XVI granted an option to the unaffiliated venture partner to acquire their interests in the Palm Desert joint venture, has expired, the Partnership, Carlyle-XVI, the unaffiliated venture partner and the lender (who is also the ground lessor) for Palm Desert Town Center continue to negotiate with respect to a restructuring of the ground lease and loan for the property and a sale of the Partnership's and Carlyle-XVI's interests in the joint venture. Reaching a mutually acceptable arrangement with the lender with respect to a restructuring of the ground lease and loan is the primary remaining issue to be resolved in order for the Partnership and Carlyle-XVI to reach an agreement for the sale of their interests to the unaffiliated venture partner. In the event of such sale, the Partnership could distribute a majority of the funds it currently holds in reserve, as well as any distributable proceeds from such sale. In the event that such sale does not occur, as discussed above, the Partnership may use a portion of the funds held in reserve to pay for its share of the costs of a possible expansion of the mall and restructuring of the ground lease and loan for the property.

     The Partnership expects to make a distribution of cash generated from prior year operations of $60 per Interest in late November 1998.

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

     The affairs of the Partnership are expected to be wound up no later than December 31, 1999, barring unforeseen economic developments. Although the Partnership expects to distribute sale proceeds from the disposition of the Partnership's remaining investment property, aggregate distributions of sale and refinancing proceeds received by the Holders of Interests over the entire term of the Partnership will be significantly less than their original investment of $1,000 per Interest.

RESULTS OF OPERATIONS

     Significant fluctuations in the accompanying consolidated financial statements not otherwise described below are primarily due to the sale of the Houston Industrial Properties and Silber #1 in March 1997 and the transfer of title to the 18 Central Shopping Center to the lender in November 1997.

     The other income reported for the three and nine months ended September 30, 1998 primarily represents the Partnership's share of the consideration the unaffiliated venture partner of the Palm Desert joint venture paid during 1998 pursuant to the Option Agreement.

     The increase in the Partnership's share of operations of unconsolidated ventures for the three and nine months ended September 30, 1998 as compared to the same period in 1997 is primarily due to the Palm Desert property being classified as held for sale or disposition as of July 1, 1997, and therefore, no longer subject to continued depreciation.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                  OCCUPANCY


     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment property owned during 1998:


                                                    1997                             1998
                                 --------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
Palm Desert Town Center
  Palm Desert, California . . . .    88%       86%        87%       88%     85%      84%     84%




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

          10-A.    First Amendment to Palm Desert Option Agreement by the
Partnership and Carlyle-XVI relating to the unaffiliated venture partner's option to purchase the Partnership and Carlyle-XVI's interest in the joint venture dated July 15, 1998 is filed herewith.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 11, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 11, 1998