Form 10-K405
period 1998-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XVII
filed 1999-03-30
CIK 804214

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1998             Commission file number 0-17708



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

                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   5

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   7

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   7


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters. . . . . . .   7

Item 6.      Selected Financial Data. . . . . . . . . . .   8

Item 7.      Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations. . . . . . . . . . . .  10

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  12

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  13

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  35


PART III

Item 10.     Director and Executive Officers. . . . . . .  35

Item 11.     Executive Compensation . . . . . . . . . . .  38

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  39

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  40


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  40


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  44

                                PART I


ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, Carlyle Real Estate Limited Partnership-XVII (the "Partnership"), was a limited partnership formed October 9, 1986 and governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in income-producing commercial and residential real property. On February 9, 1988, the Partnership commenced an offering to the public of $100,000,000 (subject to increase by up to $100,000,000) of Limited Partnership Interests (and assignee interests therein) ("Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (No. 33-9607). A total of 34,215.16336 Interests were sold to the public at $1,000 per Interest. The offering closed on December 29, 1989. Subsequent to admittance to the Partnership, no holder of Interests (hereinafter, a "Holder" or "Holder of Interest(s)") has made any additional capital contribution after such date. The Holders of Interests of the Partnership shared in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership was engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments had been held by fee title, leasehold estates and/or through joint venture partnership interests. All of the Partnership's investment in real estate have been sold. The Partnership's real property investments were located throughout the nation and it had no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. At the sale of a particular property, the net proceeds, if any, were generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. The Partnership made a final liquidating cash distribution to its Holders of Interests and General Partners, wound up its affairs and terminated effective December 31, 1998. Reference is also made to Item 7.

     The Partnership has made the real property investments set forth in the following table:





NAME, TYPE OF PROPERTY                     DATE OF   SALE OR DISPOSITION
    AND LOCATION                SIZE      PURCHASE           DATE                TYPE OF OWNERSHIP
----------------------       ----------   --------  ----------------------       ---------------------
1. Blue Cross Building
    office building
    Woodland Hills
    (Los Angeles),
    California. . . . .       421,716     12/18/87          11/2/93              fee ownership of land
                               sq.ft.                                            and improvements
                               n.r.a.                                            (through a joint
                                                                                 venture partnership)
2. Palm Desert Town
    Center
    shopping center
    Palm Desert,
    California. . . . .       373,000     12/23/88         12/29/98              fee ownership of
                               sq.ft.                                            improvements and
                               g.l.a.                                            ground leasehold
                                                                                 interest (through joint
                                                                                 venture partnership)
                                                                                 (a)(b)(e)
3.  18 Central
     Shopping Center
     East Brunswick,
     New Jersey . . . .        85,772      7/27/89         11/14/97              fee ownership of land
                               sq.ft.                                            and improvements (c)
                               g.l.a.
4.  Minimax 2
     Industrial Property
     Houston, Texas . .        91,156      1/21/92          3/28/97              fee ownership of land
                               sq.ft.                                            and improvements
                               n.r.a.                                            (through a joint
                                                                                 venture partnership)
                                                                                 (a)(d)
5.  Minimax 3 Industrial
     Property
     Houston, Texas . .       128,270      1/21/92          3/28/97              fee ownership of land
                               sq.ft.                                            and improvements
                               n.r.a.                                            (through a joint
                                                                                 venture partnership)
                                                                                 (a)(d)








NAME, TYPE OF PROPERTY                     DATE OF   SALE OR DISPOSITION
    AND LOCATION                SIZE      PURCHASE           DATE                TYPE OF OWNERSHIP
----------------------       ----------   --------  ----------------------       ---------------------

6.  1801 West Belt
     Industrial Property
     Houston, Texas . .       110,621      1/21/92          3/28/97              fee ownership of land
                               sq.ft.                                            and improvements
                               n.r.a.                                            (through a joint
                                                                                 venture partnership)
                                                                                 (a)(d)
7.  Pine Forest #17
     Industrial Property
     Houston, Texas . .       170,558      1/21/92          3/28/97              fee ownership of land
                               sq.ft.                                            and improvements
                               n.r.a.                                            (through a joint
                                                                                 venture partnership)
                                                                                 (a)(d)
8.  Silber #1 Industrial
     Property
     Houston, Texas . .       184,500      2/26/93          3/28/97              fee ownership of land
                               sq.ft.                                            and improvements
                               n.r.a.                                            (through a joint
                                                                                 venture partnership)
                                                                                 (a)(d)





---------------

     (a) Reference is made to the Notes for a description of the joint venture partnership or partnerships through which the Partnership has made this real property investment.

     (b) Reference is made to the Notes for a description of the leasehold interest, under a ground lease, in the land on which this real property investment was situated.

     (c) The Partnership transferred title to the lender via a deed in lieu of foreclosure. Reference is made to the Notes for a further description of such event.

     (d) The property was sold. Reference is made to the Notes for a further description of the sale of such real property investment.

     (e) The Partnership interest in the property was sold. Reference is made to the Notes for a further description of the sale of the Partnership's interest in the property.


     The Partnership's real property investments were subject to competi-tion from similar types of properties (including possibly properties owned by affiliates of the General Partners or properties owned by certain of the joint venture partners) in the vicinity in which they were located. Such competition was generally for the retention of existing tenants and in competition for new tenants. Approximate occupancy levels for the property owned during the past year are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintained the suitability and competitiveness of its property in its market primarily on the basis of effective rents, tenant allowances and service provided to tenants.

     On December 29, 1998, the Partnership and its affiliated venture partner sold their interests in the Palm Desert joint venture to the unaffiliated venture partner. Reference is made to the Notes for a further description of the transaction.

     The terms of transactions between the Partnership and the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.



ITEM 2.  PROPERTIES

     The Partnership owned directly or through joint venture partnerships, the property or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal business or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1998 and 1997 for the Partnership's remaining investment property owned during fiscal year 1998:

                                                             1997                      1998
                                                   ------------------------- -------------------------
                               Principal             At    At     At     At    At     At    At     At
                               Business             3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ----------           ----  ----   ----  -----  ----   ---- -----  -----
1. Palm Desert Town
   Center
   Palm Desert,
   California . . . . . . . .  Retail                88%   86%    87%    88%   85%    84%   84%    N/A

----------

     An "N/A" indicates that the property was not owned by the Partnership or its joint venture at the end of the quarter.


ITEM 3.  LEGAL PROCEEDINGS

     At its termination, the Partnership was not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1997 and 1998.



                                PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTEREST
           AND RELATED SECURITY HOLDER MATTERS

     Immediately prior to the termination of the Partnership, there were 7,960 record Holders of the 34,214.00856 Interests outstanding in the Partnership. There had been no public market for Interests and it had not been anticipated that a public market for Interests would develop. Upon request, the Corporate General Partner provided information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price paid for the Interests, as well as any other economic aspects of the transaction, was subject to negotiations by the investor.
On December 31, 1998, the Partnership made a final liquidating distribution to its Holders of Interests and General Partners and subsequently terminated effective December 31, 1998.

     Reference is made to Item 6 for a discussion of cash distributions to the Holders of Interests.

     Reference is made to Item 7 for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                              (A LIMITED PARTNERSHIP) AND CONSOLIDATED VENTURE

                   DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                 AND DECEMBER 31, 1997, 1996, 1995 AND 1994
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                               1998           1997          1996          1995          1994
                           ------------    ----------   -----------    ----------    ----------
Total income. . . . . . .  $    350,827     2,078,870     4,062,885     4,251,580     4,061,678
                           ============    ==========    ==========    ==========    ==========
Earnings (loss) before
 gains on sale or dis-
 position of investment
 properties or interest
 in investment property
 of unconsolidated
 venture and extra-
 ordinary items . . . . .  $   (211,898)      216,576    (1,154,936)      107,435    (2,642,263)
Partnership's share of
 gains on sale or disposi-
 tion of investment
 properties . . . . . . .         7,700     3,764,844         --            --            --
Gain on sale and liquida-
 tion of Partnership's
 interest in uncon-
 solidated ventures . . .       217,793         --            --            --            --
Extraordinary items . . .         --          940,668         --            --            --
                           ------------    ----------    ----------    ----------    ----------
Net earnings (loss) . . .  $     13,595     4,922,088    (1,154,936)      107,435    (2,642,263)
                           ============    ==========    ==========    ==========    ==========
Net earnings (loss)
 per limited partner
 Interest (b):
  Earnings (loss) before
   gains on sale or
   disposition of
   investment properties
   or interest in invest-
   ment property of
   unconsolidated venture
   and extraordinary
   items. . . . . . . . .  $      (5.95)         6.08        (32.40)         3.01        (74.12)
  Partnership's share of
   gains on sale or dis-
   position of investment
   properties . . . . . .           .22        108.93         --            --            --




                               1998           1997          1996          1995          1994
                           ------------    ----------   -----------    ----------    ----------
  Gain on sale and
   liquidation of
   Partnership's
   interest in uncon-
   solidated ventures . .          6.30         --            --            --            --
  Extraordinary
   items. . . . . . . . .         --            27.21         --            --            --
  Reallocation among
   partners of gains
   on sales . . . . . . .        (19.21)        --            --            --            --

                           ------------    ----------    ----------    ----------    ----------
                           $     (18.64)       142.22        (32.40)         3.01        (74.12)
                           ============    ==========    ==========    ==========    ==========
Total assets. . . . . . .  $  4,264,520     6,427,918    26,800,500    28,739,912    30,077,627
Long-term debt. . . . . .  $      --            --        6,916,941    16,895,434    17,219,023
Cash distributions
 per Interest (c)(d). . .  $      60.00        212.00         16.00         20.00        166.00
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

     (d)   This amount does not include the final liquidating cash distribution of $4,183,005 ($122.26 per
Interest) to the Holders of Interests and $81,515 to the General Partners paid by the Partnership on December 31,
1998.


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

    The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, had established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee had retained independent counsel to advise it in connection with any potential tender offers for Interests and had retained Lehman Brothers Inc. through June 30, 1998, as financial advisor to assist the Special Committee in evaluating and responding to potential tender offers for Interests.

     From 1996 through the third quarter of 1998, some of the Holders of Interests in the Partnership received from unaffiliated third parties unsolicited offers to purchase up to 4.9% of the outstanding Interests in the Partnership at prices of $75 and $160 per Interest, respectively. Such offers have expired. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Approximately, 6.08% of the outstanding Interests were purchased by all unaffiliated third parties who made unsolicited offers for Interests, either pursuant to all such tender offers or through negotiated purchases.

     In December 1998, the Partnership sold a small parcel of land for $7,700, which was retained by the Partnership after the Partnership conveyed the title of 18 Central Shopping Center to the lender in 1997. Reference is made to the Notes.

     The Partnership and Carlyle-XVI entered into an agreement with the unaffiliated venture partner of Palm Desert, effective January 1, 1998, pursuant to which the Partnership and Carlyle-XVI granted the unaffiliated venture partner an option to acquire their interests in the joint venture (the "Option Agreement") . Pursuant to the Option Agreement, the unaffiliated venture partner had the right (but not the obligation) to purchase all (but not less than all) of the Partnership's and Carlyle-XVI's interests in the joint venture by giving notice of its exercise of the option during the term of the option, which was originally scheduled to expire July 15, 1998 but was extended first through August 14, 1998 pursuant to a first amendment to the Option Agreement. The Option Agreement also provided for certain rights and obligations of the Partnership, Carlyle-XVI and the unaffiliated venture partner with respect to the joint venture and its property during the option term. In consideration for the option, and the first amendment to the option, the unaffiliated venture partner was required to pay $58,333 for each month of the option term. Pursuant to a second amendment to the Option Agreement, the option term was extended through December 29, 1998, the unaffiliated venture partner was required to pay $120,000 to the Partnership and Carlyle-XVI and the aggregate purchase price for the interests was reduced to $4,000,000. The Partnership and Carlyle-XVI received their allocable shares of the consideration for the option of which the Partnership's share was approximately $71,000. Concurrently with the execution of the Option Agreement, the joint venture made a distribution to the Partnership and Carlyle-XVI in the aggregate amount of approximately $740,000 (of which the

Partnership's share was approximately $105,000), which represented undistributed net cash flow of the joint venture through the end of 1997. All other funds and net cash flow of the joint venture during the term of the option were held by the joint venture for its use. Upon the expiration of the Option Agreement, the rights and obligations of the parties subsequent to expiration of the Option Agreement were to be governed by the terms of the joint venture partnership agreement without regard to changes previously affected by the terms of the Option Agreement. On December 29, 1998, the Partnership and Carlyle-XVI sold their respective interests in the joint venture pursuant to the Option Agreement for $4,000,000, of which the Partnership's share was $569,000. Reference is made to the Notes.

     In November 1998, the Partnership made a distribution of cash generated from prior year operations to the Holders of Interests of $2,052,840 ($60 per Interest) and $85,535 to the General Partners.

     Pursuant to the terms of the Partnership Agreement, the General Partners of the Partnership were required to contribute to the Partnership $1,382, which represented the amount of all distributions it previously received from sales and refinancing proceeds, and such amount was included in the liquidating distribution made to the Holders of Interests. Such contribution was required because the Holders of Interest had not received distributions of net sale or refinancing proceeds equal to their initial capital investment in the Partnership plus certain other distributions constituting a specified return on their average capital investment (i.e., their initial capital investment as reduced by net sale or refinancing proceeds previously distributed) commencing with the first fiscal quarter of 1990.

    The Partnership made a liquidating cash distribution in the aggregate amount of $4,183,005 ($122.26 per Interest) to the Holders of Interests in December 1998. In addition, the Partnership made a final cash distribution out of net cash receipts (as defined) to its General Partners and paid a management fee to its Corporate General Partner in the aggregate amount of $217,373. The Partnership wound up its affairs and terminated effective December 31, 1998.

RESULTS OF OPERATIONS

     Significant fluctuations in the accompanying consolidated financial statements not otherwise described below are primarily due to the sale of the Houston Industrial Properties and Silber #1 in March 1997, the transfer of title to the 18 Central Shopping Center to the lender in November 1997, and the sale of the Partnership's interest in the Palm Desert Town Center in December 1998.

     The decrease in cash and cash equivalents at December 31, 1998 as compared to December 31, 1997 is primarily due to the distribution in November 1998 of $2,052,840 ($60 per Interest) to the Holders of Interests and $85,535 to the General Partners.

     The decrease in interest income for the year ended December 31, 1998 as compared to December 31, 1997 and the increase in interest income for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the fluctuation in the average cash balance invested by the Partnership in those years.

     The other income reported for the year ended December 31, 1998 primarily represents the Partnership's share of the consideration the unaffiliated venture partner of the Palm Desert joint venture paid during 1998 pursuant to the Option Agreement.

     The decrease in depreciation expense for the years ended December 31, 1998 and December 31, 1997 as compared to the year ended December 31, 1996 is due to the fact that the Partnership classified the 18 Central Shopping Center, the Houston Industrial Properties and Silber #1 as held for sale or disposition and therefore suspended depreciation of these assets as of December 31, 1996 and October 1, 1996, respectively.

     The increase in management fees to corporate general partner for the year ended December 31, 1998 as compared to the years ended December 31, 1997 and 1996 is due to an increase in operating distributions paid by the Partnership and the final liquidating distribution paid by the Partnership.

     The increase in general and administrative expense for the year ended December 31, 1998 as compared to December 31, 1997 is primarily due to an increase in certain costs due to the winding up of the Partnership. The increase in general and administrative expense for the year ended
December 31, 1997 as compared to December 31, 1996 is due to an increase in certain reimbursable costs to an affiliate of the General Partners and an increase in accounting services to the Partnership.

     The provision for value impairment in 1996 is due to recording a provision to reduce the carrying value of the 18 Central Shopping Center.

     The increase in the Partnership's share of operations of unconsolidated venture for the year ended December 31, 1998 as compared to the years ended December 31, 1997 and 1996 is primarily due to the Palm Desert property being classified as held for sale or disposition as of July 1, 1997, and therefore no longer subject to continued depreciation.

     The gain on sale of investment property, net of venture partner's share, for the year ended December 31, 1997 is due to the sale of the Houston Industrial Properties and Silber #1 in March 1997.

     The gain on sale of investment property for the year ended
December 31, 1998 is due to the sale of a small outparcel of land retained by the Partnership after the Partnership conveyed the title of 18 Central Shopping Center to the lender in 1997.

     The gain on sale and liquidation of Partnership's interest in unconsolidated venture at December 31, 1998 is primarily due to the sale of the Partnership's interest in the Palm Desert Town Center in December 1998.

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

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses. Inflation in future periods is not applicable since the Partnership wound up its affairs and terminated effective December 31, 1998.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership wound up its affairs and terminated in 1998. As a result, there is no meaningful disclosure for this item.


YEAR 2000

     The Partnership wound up its affairs and dissolved in 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE


                                 INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1998 (Immediately prior to final liquidating distribution) and December 31, 1997

Consolidated Statements of Operations, Year ended December 31,
  1998 (Immediately prior to final liquidating distribution) and years ended December 31, 1997 and 1996

Consolidated Statements of Partners' Capital Accounts (Deficits),
  Year ended December 31, 1998 (Immediately prior to final liquidating distribution) and years ended December 31, 1997 and 1996

Consolidated Statements of Cash Flows, Year ended December 31,
  1998 (Immediately prior to final liquidating distribution) and years ended December 31, 1997 and 1996

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Real Estate Limited Partnership - XVII and consolidated venture at December 31, 1998 (immediately prior to final liquidating distribution) and December 31, 1997, and the results of their operations and their cash flows for the year ended December 31, 1998 (immediately prior to final liquidating distribution) and for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.








                                          KPMG LLP


Chicago, Illinois
March 24, 1999

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS

                                DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO FINAL
                               LIQUIDATING DISTRIBUTION) AND DECEMBER 31, 1997

                                                   ASSETS
                                                   ------
                                                                            1998              1997
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .    $ 4,264,520        6,115,185
  Interest, rents and other receivables . . . . . . . . . . . . . . .          --              30,653
                                                                        ------------      -----------
          Total current assets. . . . . . . . . . . . . . . . . . . .      4,264,520        6,145,838
                                                                        ------------      -----------
Investment in unconsolidated venture, at equity . . . . . . . . . . .          --             282,080
                                                                        ------------      -----------
                                                                        $  4,264,520        6,427,918
                                                                        ============      ===========





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------
                                                                            1998              1997
                                                                        ------------      -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .   $      --              40,000
                                                                        ------------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . .          --              40,000
                                                                        ------------      -----------
Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .         21,382           20,000
      Cumulative cash distributions . . . . . . . . . . . . . . . . .       (324,320)        (238,785)
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .        384,453         (266,889)
                                                                        ------------      -----------
                                                                              81,515         (485,674)
                                                                        ------------      -----------
  Limited partners:
      Capital contributions, net of offering costs. . . . . . . . . .     29,696,495       29,696,495
      Cumulative cash distributions . . . . . . . . . . . . . . . . .    (22,195,810)     (20,142,970)
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .     (3,317,680)      (2,679,933)
                                                                        ------------      -----------
                                                                           4,183,005        6,873,592
                                                                        ------------      -----------
          Total partners' capital accounts. . . . . . . . . . . . . .      4,264,520        6,387,918
                                                                        ------------      -----------
                                                                        $  4,264,520        6,427,918
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO FINAL
                                  LIQUIDATING DISTRIBUTION) AND YEARS ENDED
                                         DECEMBER 31, 1997 AND 1996
                                                           1998             1997            1996
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .   $       --           1,765,401       3,825,139
  Interest income . . . . . . . . . . . . . . . . .         280,083          313,469         237,746
  Other income. . . . . . . . . . . . . . . . . . .          70,744            --              --
                                                       ------------     ------------    ------------
                                                            350,827        2,078,870       4,062,885
                                                       ------------     ------------    ------------
Expenses:
  Mortgage and other interest . . . . . . . . . . .           --             715,474       1,469,328
  Depreciation. . . . . . . . . . . . . . . . . . .           --               --            630,743
  Property operating expenses . . . . . . . . . . .           --             681,379       1,372,999
  Professional services . . . . . . . . . . . . . .         140,079           70,211         100,147
  Amortization of deferred expenses . . . . . . . .           --             118,036         178,881
  Management fees to corporate general partner. . .         278,416            4,752          38,019
  General and administrative. . . . . . . . . . . .         317,959          273,955         186,450
  Provision for value impairment. . . . . . . . . .            --              --          1,103,533
                                                       ------------     ------------    ------------
                                                            736,454        1,863,807       5,080,100
                                                       ------------     ------------    ------------
                                                           (385,627)         215,063      (1,017,215)

Partnership's share of operations of uncon-
 solidated venture. . . . . . . . . . . . . . . . .         173,729            3,427        (131,641)
Venture partner's share of venture's
 operations . . . . . . . . . . . . . . . . . . . .           --              (1,914)         (6,080)
                                                       ------------     ------------    ------------
          Earnings (loss) before gains on sale
            or disposition of investment
            properties or interest in investment
            property of unconsolidated venture
            and extraordinary items . . . . . . . .        (211,898)         216,576      (1,154,936)

Gains on sale or disposition of investment
  properties, net of venture partner's share
  of gain of $0 in 1998 and $5,980 in 1997. . . . .           7,700        3,764,844           --
Gain on sale and liquidation of Partnership's
  interest in unconsolidated ventures . . . . . . .         217,793            --              --
                                                       ------------     ------------    ------------




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                           1998             1997            1996
                                                       ------------     ------------    ------------
          Earnings (loss) before
            Partnership's share of
            extraordinary items . . . . . . . . . .          13,595        3,981,420      (1,154,936)

Extraordinary items:
  Prepayment penalty on sale of investment
    property, net of venture partner's share
    of $820 . . . . . . . . . . . . . . . . . . . .           --             (81,123)          --
  Gain on forgiveness of indebtedness . . . . . . .           --           1,021,791           --
                                                       ------------     ------------    ------------

          Net earnings (loss) . . . . . . . . . . .    $     13,595        4,922,088      (1,154,936)
                                                       ============     ============    ============
          Net earnings (loss) per limited
           partnership interest:
            Earnings (loss) before gains on
              sale or disposition of investment
              properties or interest in investment
              property of unconsolidated venture
              and extraordinary items . . . . . . .     $     (5.95)            6.08          (32.40)
            Gains on sale or disposition of
              investment properties . . . . . . . .             .22           108.93           --
            Gain on sale and liquidation of
              Partnership's interest in uncon-
              solidated ventures. . . . . . . . . .            6.30            --              --
            Extraordinary items . . . . . . . . . .           --               27.21           --
            Reallocation among partners of gains
              on sales. . . . . . . . . . . . . . .          (19.21)           --              --
                                                       ------------     ------------    ------------
                                                       $     (18.64)          142.22          (32.40)
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

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                      YEAR ENDED DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING
                            DISTRIBUTION) AND YEARS ENDED DECEMBER 31, 1997 AND 1996



                                 GENERAL PARTNERS                                  LIMITED PARTNERS
               --------------------------------------------------    ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                           NET                                     NET OF        NET
              CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS      CASH
              BUTIONS     (LOSS)   DISTRIBUTIONS     TOTAL         COSTS       (LOSS)   DISTRIBUTIONS    TOTAL
              -------   ---------- -------------  -----------   -----------  ---------- ------------- -----------
Balance
 (deficit)
 December 31,
 1995 . . . . . .$20,000  (276,410)    (213,122)    (469,532)   29,696,495   (6,437,564) (12,341,712) 10,917,219

Net earnings
 (loss) . . . . .--        (46,197)       --         (46,197)        --      (1,108,739)       --     (1,108,739)
Cash distri-
 butions
 ($16.00 per
 limited
 partnership
 interest). . . .--          --         (22,812)     (22,812)        --           --        (547,468)   (547,468)
              -------     --------     --------   ----------    ----------   ----------  -----------  ----------
Balance
 (deficit)
 December 31,
 1996 . . . . . .20,000   (322,607)    (235,934)    (538,541)   29,696,495   (7,546,303) (12,889,180)  9,261,012

Net earnings
 (loss) . . . . .--         55,718        --          55,718         --       4,866,370        --      4,866,370
Cash distri-
 butions
 ($212 per
 limited
 partnership
 interest). . . .--          --          (2,851)      (2,851)        --           --      (7,253,790) (7,253,790)
               ------     --------     --------   ----------    ----------   ----------  ----------- ----------




                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                 GENERAL PARTNERS                                  LIMITED PARTNERS
               --------------------------------------------------    ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                           NET                                     NET OF        NET
              CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS      CASH
              BUTIONS     (LOSS)   DISTRIBUTIONS     TOTAL         COSTS       (LOSS)   DISTRIBUTIONS    TOTAL
              -------   ---------- -------------  -----------   -----------  ---------- ------------- -----------
Balance
 (deficit)
 December 31,
 1997 . . . . . .$20,000  (266,889)    (238,785)    (485,674)   29,696,495   (2,679,933) (20,142,970)  6,873,592

Contribution
 from General
 Partners . . . .1,382       --           --           1,382          --          --           --          --

Net earnings
 (loss) . . . . .--        651,342        --         651,342          --       (637,747)       --       (637,747)
Cash distri-
 butions
 ($60.00 per
 limited
 partnership
 interest). . . .--          --         (85,535)     (85,535)        --           --      (2,052,840) (2,052,840)
              -------     --------     --------   ----------    ----------   ----------  -----------  ----------
Balance
 (deficit)
 December 31,
 1998 . . . . . .$21,382   384,453     (324,320)      81,515    29,696,495   (3,317,680) (22,195,810)  4,183,005
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

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      YEAR ENDED DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING
                            DISTRIBUTION) AND YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                            1998            1997             1996
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .     $    13,595        4,922,088      (1,154,936)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . .           --               --            630,743
    Amortization of deferred expenses . . . . . . .           --             118,036         178,881
    Provision for value impairment. . . . . . . . .           --               --          1,103,533
    Partnership's share of operations of
      unconsolidated ventures . . . . . . . . . . .        (173,729)          (3,427)        131,641
    Venture partner's share of venture's
      operations, gain on sale of investment
      property and extraordinary item . . . . . . .           --               7,074           6,080
    Extraordinary items . . . . . . . . . . . . . .           --            (939,848)          --
    Total gains on sale of investment properties. .          (7,700)      (3,770,824)          --
    Gain on sale and liquidation of Partnership's
      interest in unconsolidated ventures . . . . .        (217,793)           --              --
    Decrease in net assets due to the sale of
      investment property . . . . . . . . . . . . .           --              97,618           --
  Changes in:
    Interest, rents and other receivables . . . . .          30,653          (59,088)        118,335
    Escrow deposits . . . . . . . . . . . . . . . .           --              45,503         (19,518)
    Notes receivable  . . . . . . . . . . . . . . .           --              14,152          53,150
    Accrued rents receivable. . . . . . . . . . . .           --              14,277         (46,839)
    Accounts payable. . . . . . . . . . . . . . . .         (40,000)         (35,886)         88,466
    Accrued interest. . . . . . . . . . . . . . . .           --             (75,059)          1,668
    Accrued real estate taxes . . . . . . . . . . .           --            (213,929)          2,843
    Security deposits . . . . . . . . . . . . . . .           --             (62,293)          3,444
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .        (394,974)          58,394       1,097,491
                                                        -----------      -----------     -----------






                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1998            1997             1996
                                                        -----------      -----------     -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . .           --            (139,684)        (96,097)
  Cash proceeds from sale of investment
    property or interest in investment
    property, net of selling expenses . . . . . . .         576,700        8,922,472            --
  Partnership's distributions from
    unconsolidated ventures . . . . . . . . . . . .         104,602            --              --
  Payment of deferred expenses. . . . . . . . . . .           --             (17,790)       (128,772)
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .         681,302        8,764,998        (224,869)
                                                        -----------      -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . .           --            (205,120)       (316,697)
  Contributions from general partners . . . . . . .           1,382            --              --
  Distributions to venture partners . . . . . . . .           --             (88,367)          --
  Distributions to limited partners . . . . . . . .      (2,052,840)      (7,253,790)       (547,468)
  Distributions to general partners . . . . . . . .         (85,535)          (2,851)        (22,812)
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .      (2,136,993)      (7,550,128)       (886,977)
                                                        -----------      -----------     -----------
          Net increase (decrease) in
            cash and equivalents. . . . . . . . . .      (1,850,665)       1,273,264         (14,355)
          Cash and cash equivalents,
            beginning of the year . . . . . . . . .       6,115,185        4,841,921       4,856,276
                                                        -----------      -----------     -----------
          Cash and cash equivalents,
            end of the year . . . . . . . . . . . .     $ 4,264,520        6,115,185       4,841,921
                                                        ===========      ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . .     $   --               940,005       1,467,660
                                                        ===========      ===========     ===========




                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1998            1997             1996
                                                        -----------      -----------     -----------
  Non-cash investing and financing activities:
    Total sales proceeds from sale of
     investment property:
      Total sales proceeds, net of
        selling expenses. . . . . . . . . . . . . .     $     --          16,053,577           --
      Prepayment penalties. . . . . . . . . . . . .           --             (81,943)          --
      Payoff of mortgage loans and
        accrued interest. . . . . . . . . . . . . .           --          (7,049,162)          --
                                                        -----------      -----------     -----------

          Cash proceeds from sale of
            investment properties . . . . . . . . .     $     --           8,922,472           --
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

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XVII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO FINAL
       LIQUIDATING DISTRIBUTION) AND DECEMBER 31, 1997 AND 1996


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership held (through a joint venture) an equity investment in a shopping center located in Palm Desert, California. Business activities consisted of rentals to a variety of retail companies, and the ultimate sale of such real estate.

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned venture, JMB/Warehouse Associates Limited Partnership ("JMB/Warehouse"). JMB/Warehouse sold its investment properties on March 28, 1997 as discussed below. The effect of all transactions between the Partnership and the consolidated venture have been eliminated. The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's interest in JMB/Hahn PDTC Associates ("Palm Desert"). The Partnership sold its interest in Palm Desert on December 29, 1998 as discussed below.

     The Partnership records were maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements had been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the venture as described above.

Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the year ended December 31, 1998 (immediately prior to final liquidating distribution) and the year ended December 31, 1997 is summarized as follows:

                                                   1998                              1997
                                                  -------------------------------------------------------------
                                                         TAX BASIS                         TAX BASIS
                                       GAAP BASIS       (UNAUDITED)       GAAP BASIS      (UNAUDITED)
                                      ------------      -----------      ------------     ----------
Total assets. . . . . . . . . . . .    $ 4,264,520        4,264,520        6,427,918      10,845,737
Partners' capital accounts
 (deficits):
   General partners . . . . . . . .         81,515           81,515         (485,674)        163,280
   Limited partners . . . . . . . .      4,183,005        4,183,005        6,873,592      10,642,454
 Net earnings (loss):
   General partners . . . . . . . .        651,342            2,385           55,718       1,242,379
   Limited partners . . . . . . . .       (637,747)         113,460        4,866,370        (162,016)
 Net earnings (loss) per
  limited partnership
  interest. . . . . . . . . . . . .         (18.64)            3.32           142.22           (4.74)
                                      ============      ===========      ===========     ===========


     The earnings (loss) per limited partnership interest for the years ended December 31, 1998 and 1997 is based upon the limited partnership interests outstanding at the end of each period. Also, because earnings
(loss) was computed immediately prior to termination of the Partnership, Holders of Interests may have an additional capital gain or loss on termination depending on the Holders' basis for Federal income tax purposes.

      Deferred organization costs were being amortized over a 60-month period. Deferred loan costs were amortized over the term of the related loan. Deferred leasing fees were amortized using the straight-line method over the terms stipulated in the related agreements.

     The preparation of financial statements in accordance with GAAP required the Partnership to make estimates and assumptions that affected the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could have differed from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures were considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership recorded amounts held in U.S. Government obligations at cost, which approximated market. For the purposes of these statements, the Partnership's policy was to consider all such amounts held with original maturities of three months or less (none and approximately $5,900,000 at December 31, 1998 and 1997, respectively) as cash equivalents, which included investments in an institutional mutual fund which held U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Although certain leases of the Partnership provided for tenant occupancy during periods for which no rent was due and/or increases in minimum lease payments over the term of the lease, rental income was accrued for the full period of occupancy on a straight-line basis.

     Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1998 and 1997 presentation.

     No provision for state or Federal income taxes had been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership had been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

     The Partnership acquired, either directly or through joint ventures, two shopping centers, an office building and five industrial properties. During 1993, the Partnership, through JMB/Warner, sold its interest in the Blue Cross Building. In March 1997, the Partnership, through JMB/Warehouse, sold the land and related improvements of the Houston Industrial Properties and Silber #1. In November 1997, the Partnership transferred title to the 18 Central Shopping Center via a deed in lieu of foreclosure to the lender. In December 1998, the Partnership sold its interest in the Palm Desert Town Center.

     Depreciation on the investment property had been provided over an estimated useful life of 5-40 years using the straight-line method.

     Maintenance and repair expenses were charged to operations as incurred. Significant betterments and improvements were capitalized and depreciated over their estimated useful lives.

     Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. The Partnership adopted SFAS 121 as required in the first quarter of 1996. SFAS 121 required that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value could not be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would have been the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy was to consider a property to be held for sale or disposition when the Partnership had committed to a plan to sell or dispose of such property and active marketing activity had commenced or was expected to commence in the near term or the Partnership had concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" were no longer depreciated.

     The Partnership and its consolidated venture had previously committed to sell or dispose of all their remaining investment properties. Accordingly, all consolidated properties had been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective dates of such plans' adoption. The results of operations for consolidated properties disposed of during the past three years were $8,031, $404,544 and ($808,860), respectively, for the years ended December 31, 1998, 1997 and 1996.

     In addition, the accompanying consolidated financial statements include $173,729, $3,427 and ($131,640), respectively, of the Partnership's share of total property operations of $1,261,825, $32,900 and ($1,263,650) for unconsolidated properties for the years ended December 31, 1998, 1997 and 1996.

VENTURE AGREEMENTS - GENERAL

     The Partnership was party to one joint venture agreement (Palm Desert) with Carlyle Real Estate Limited Partnership-XVI, a partnership sponsored by the Corporate General Partner ("Carlyle - XVI"), and an unaffiliated venture partner during 1998. On December 29, 1998, the Partnership and Carlyle-XVI sold their interests in Palm Desert to the unaffiliated venture partner. In addition, the Partnership was a party to a joint venture agreement with an unaffiliated venture partner in JMB/Warehouse, which sold its properties in March 1997 and was terminated. The Partnership was a party to a joint venture agreement with Carlyle-XVI for JMB/Warner, which sold its interest in its property in November 1993 and was terminated. The terms of the affiliated partnerships provided, in general, that the benefits and obligations of ownership, including tax effects, net cash receipts and sale and refinancing proceeds and capital contribution obligations were allocated or distributed, as the case may be, between the Partnership and Carlyle-XVI in proportion to their respective capital contributions to the affiliated venture. Pursuant to such agreements, the Partnership made capital contributions aggregating $22,222,483 through December 31, 1998 prior to the termination of the Partnership. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as general partner, the Partnership may have been required to make additional cash contributions to the ventures.

     The Partnership acquired, through the above ventures, one office building, one regional shopping mall and five industrial properties which are described below. In 1993 the Partnership, through JMB/Warner, sold its interest in the Blue Cross Building. In March 1997, the Partnership, through JMB/Warehouse, sold the five Houston Industrial Properties and Silber #1. In December 1998, the Partnership sold its interest in Palm Desert.

INVESTMENT PROPERTIES

     18 CENTRAL SHOPPING CENTER

     In July 1989, the Partnership acquired an existing shopping center in East Brunswick, New Jersey known as 18 Central Shopping Center (the "Property") for a purchase price of $14,750,000, including the assumption of a first mortgage loan of $10,500,000. The total cash investment of the Partnership (exclusive of acquisition fees and expenses) was $4,355,000 including a transfer fee paid to the mortgage lender and the deposit of $750,000 in an escrow account to secure the seller's obligations to the Partnership in connection with the sale and a master lease of the property through July 1991.

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

     As a result of the transfer of title to the lender, the Partnership no longer had an ownership interest in the Property. Due to the Partnership's 1994 and 1996 provisions for value impairment of $2,638,820 and $1,103,533, respectively, the Partnership did not recognize any significant gain or loss on the transfer of title and recognized in 1997 an extraordinary gain on forgiveness of indebtedness of approximately $1,022,000 for financial reporting purposes. In addition, the Partnership recognized a loss of approximately $2,216,000 for Federal income tax reporting purposes in 1997 with no significant amount of distributable proceeds.

     In December 1998, the Partnership sold a small parcel of land for $7,700. The parcel was retained by the Partnership after the Partnership conveyed the title of 18 Central Shopping Center to the lender in 1997. The Partnership recognized gain on sale of the parcel of $7,700 for financial reporting and tax purposes in 1998.

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

     The Partnership and Carlyle - XVI acquired their interests in Palm Desert, subject to a first mortgage loan with an outstanding principal balance of approximately $43,500,000 (as described below), for an initial aggregate contribution of approximately $17,400,000, all of which was paid in cash at closing, of which the Partnership's share was $2,475,000. The Partnership and the Carlyle - XVI's initial aggregate contribution was used to make the distribution to the joint venture partner as described below and to pay a portion of the closing costs. Except for amounts to be contributed to Palm Desert to pay certain closing costs, the joint venture partner was not required to make any capital contributions to Palm Desert at closing. However, in consideration of a distribution from Palm Desert at closing, the joint venture partner was obligated to make contributions to Palm Desert to pay the $13,752,746 purchase price obligation of Palm Desert to the seller of the shopping center, of which the final $4,826,906 was paid in January 1993. In addition, the joint venture partner made contributions to Palm Desert through December 1994 to pay any operating deficits and to pay a portion of the returns to the Partnership and Carlyle-XVI as described below. Amounts required to pay the cost of tenant improvements and allowances (the "Tenant Improvement Costs") and other capital expenditures, as well as any operating deficits of Palm Desert after December 1994, were contributed to Palm Desert 25% by the joint venture partner and 75% by the Partnership and Carlyle - XVI in the aggregate.

     The terms of the Palm Desert venture agreement provided that the Partnership and Carlyle - XVI were entitled to receive out of net cash flow a current preferred return and a cumulative preferred return, each based on a negotiated rate of return on their respective initial capital contributions (other than those used to pay closing costs). Such current preferred return which the Partnership was entitled to receive through December 31, 1994 (as defined) was received. The Partnership, Carlyle - XVI and the joint venture partner were entitled to a cumulative preferred return, based on a negotiated rate of return on their respective contributions to pay the Tenant Improvement Costs through December 1994 (the "Tenant Improvement Cost Contributions"). All cumulative preferred returns were distributable on an equal priority level; however they were subordinate to the receipt by the Partnership and Carlyle - XVI of their respective current year preferred return. Any remaining annual cash flow would have been distributable 75% to the Partnership and Carlyle - XVI and 25% to the joint venture partner until the Partnership and Carlyle - XVI received an amount equal to their initial capital contributions (other than those used to pay closing costs) plus a negotiated annual internal rate of return thereon and an amount equal to their Tenant Improvement Cost Contributions, and thereafter any remaining annual cash flow was distributable 50% to the Partnership and Carlyle - XVI and 50% to the joint venture partner.

     The Palm Desert venture agreement also provided that upon sale or refinancing of the property, net sale or refinancing proceeds would be distributable first to the Partnership, Carlyle - XVI and the joint venture partner to the extent of any deficiencies in the receipt of their respective cumulative preferred returns; second, to the Partnership and Carlyle - XVI in an amount equal to their initial capital contributions (other than those used to pay closing costs) and their Tenant Improvement Cost Contributions and, as an equal priority, to the joint venture partner in an amount equal to its Tenant Improvement Cost Contributions; third, to the joint venture partner in an amount equal to the amount contributed by it to pay operating deficits through December 1994 and to provide a portion of the Partnership's and Carlyle - XVI's current and cumulative preferred returns described above (not to exceed $1,700,000); fourth, 75% to the Partnership and Carlyle - XVI and 25% to the joint venture partner until the Partnership and Carlyle - XVI had received a negotiated annual internal rate of return on their respective initial capital contributions (other than those used to pay closing costs), and any remaining proceeds were distributable 50% to the Partnership and Carlyle - XVI and 50% to the joint venture partner.

     The land underlying the shopping center was owned by the lender under the first mortgage loan. Palm Desert leased the land by assignment of an existing ground lease which had a term through December 2038 and provided for minimum annual rental payments of $900,000, as well as for additional rental payments for each calendar year equal to 50% of the amount by which certain of the ground lessee's gross receipts from the shopping center exceeded $6,738,256. Total ground rent expense for the years ended December 31, 1998, 1997 and 1996 was $1,162,669, $1,312,906 and $1,293,112,
respectively. The ground lease provided for two 10-year extensions at the option of the lessee. The ground lease did not provide for any option on the part of Palm Desert to purchase the land.

     Operating profits and losses, in general, were allocable in proportion to the amount of net cash flow distributed to the partners of Palm Desert, or if there were no distributions of net cash flow, generally 75% to the Partnership and Carlyle - XVI and 25% to the joint venture partner, except that the deductions allocable with respect to certain expenses were allocable to the partner whose contributions were used to pay such expenses. For 1997 and 1996 losses were allocated 75% to the Partnership and Carlyle - XVI and 25% to the joint venture partner as there were no distributions made to the partners for 1997 and 1996. For 1998, profits were allocable to the Partners in proportions to the amount of net cash flow distributed to the partners of Palm Desert.

     The Palm Desert agreement also provided that the annual cash flow, net sale or refinancing proceeds and tax items distributed or allocated collectively to the Partnership and Carlyle - XVI generally were distributable or allocable between them based upon their respective capital contributions. Such capital contributions were generally in the percentages of approximately 14.2% for the Partnership and approximately 85.8% for Carlyle - XVI.

     The Partnership and Carlyle-XVI entered into an agreement with the unaffiliated venture partner, effective January 1, 1998, pursuant to which the Partnership and Carlyle-XVI granted the unaffiliated venture partner an option to acquire their interests in the joint venture (the "Option Agreement") . Pursuant to the Option Agreement, the unaffiliated venture partner had the right (but not the obligation) to purchase all (but not less than all) of the Partnership's and Carlyle-XVI's interests in the joint venture by giving notice of its exercise of the option during the term of the option, which was originally scheduled to expire July 15, 1998 but was extended first through August 14, 1998 pursuant to a first amendment to the Option Agreement. The Option Agreement also provided for certain rights and obligations of the Partnership, Carlyle-XVI and the unaffiliated venture partner with respect to the joint venture and its property during the option term. In consideration for the option and the first amendment to the option, the unaffiliated venture partner was required to pay $58,333 for each month of the option term. Pursuant to a second amendment to the Option Agreement, the option term was extended through December 29, 1998, the unaffiliated venture partner was required to pay $120,000 to the Partnership and Carlyle-XVI and the aggregate purchase price for the interests was reduced to $4,000,000. The Partnership and Carlyle-XVI received their allocable shares of the consideration for the option of which the Partnership's share was approximately $71,000. Concurrently with the execution of the Option Agreement, the joint venture made a distribution to the Partnership and Carlyle-XVI in the aggregate amount of approximately $740,000 (of which the Partnership's share was approximately $105,000), which represented undistributed net cash flow of the joint venture through the end of 1997. All other funds and net cash flow of the joint venture during the term of the option were held by the joint venture for its use. Upon the expiration of the Option Agreement, the rights and obligations of the parties subsequent to expiration of the Option Agreement were to be governed by the terms of the joint venture partnership agreement without regard to changes previously affected by the terms of the Option Agreement.

     On December 29, 1998, the Partnership and Carlyle-XVI sold their respective interests in the joint venture pursuant to the Option Agreement for $4,000,000, of which the Partnership's share was $569,000. The sale resulted in a gain to the Partnership in 1998 of approximately $216,000 for financial reporting purposes and a gain on sale of approximately $556,000 for Federal income tax purposes. The Partnership had no liability for any representations, warranties or covenants in connection with the sale of its interest in the joint venture.

     The shopping center was being managed pursuant to a long-term agreement with an affiliate of the joint venture partner. The manager was paid a fee equal to 3% of the base and percentage rents collected under tenant leases, increasing to 4% of the base and percentage rents for those years that the Partnership and Carlyle - XVI had received their current cash return and all of their cumulative preferred return for current and previous periods. In addition, under the terms of the management agreement, the manager or an affiliate was entitled to receive compensation for leasing services.

     HOUSTON INDUSTRIAL PROPERTIES AND SILBER #1

     On March 28, 1997, the joint venture sold the Houston Industrial Properties (consisting of Minimax 2, Minimax 3, 1801 West Belt and Pine Forest #17 industrial properties) and Silber #1 to an unaffiliated third party for $16,350,000 (before selling expenses of approximately $296,000). Approximately $7,131,000 of sales proceeds were utilized to retire the mortgage debt, including a prepayment penalty of approximately $81,900 (of which the Partnership's share of approximately $81,000 is included as an extraordinary item in the Partnership's 1997 consolidated financial statements). The sale resulted in approximately $3,771,000 of gain for financial reporting purposes in 1997 (of which approximately $3,733,000 was allocated to the Partnership). The joint venture recognized a gain of approximately $3,678,000 for Federal income tax purposes in 1997 (of which approximately $3,641,000 was allocated to the Partnership).

     In connection with the sale of these properties, as is customary in such transactions, the joint venture agreed to certain representations and warranties, which expired on December 15, 1997. The joint venture did not ultimately have any liability under such representations and warranties. The joint venture was liquidated after the expiration of the representations and warranties and the distribution of the remaining funds to the venture partners.

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

     JMB/Warehouse's initial aggregate cash investment in the Houston Industrial Properties was approximately $3,475,000, of which the Partnership's share was approximately $3,440,000. JMB/Warehouse's initial aggregate cash investment in Silber #1 was approximately $2,190,000 of which the Partnership's share was approximately $2,168,000. The balance of the purchase prices for the Houston Industrial Properties and Silber #1 was represented by non-recourse, secured purchase money notes or first mortgage financing funded or assumed at purchase in the aggregate amount of $7,788,045.

     The properties were managed under an agreement pursuant to which the manager managed the properties, collected all receipts from operations and, to the extent available from such receipts, paid all expenses of the properties for a fee based upon a percentage of gross receipts from the properties.

PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations were allocated 96% to the Holders of Interests and 4% to the General Partners. Profits from the sale or other disposition of investment properties were allocated first to the General Partners in an amount equal to the greater of the General Partners' share of cash distributions of the proceeds of any such sale or other disposition (as described below) or 1% of the total profits from any such sales or other dispositions, plus an amount which would reduce the General Partners' capital accounts deficits (if any) to a level consistent with the gain anticipated to be realized from the sale of investment properties. Losses from the sale or other disposition of investment properties were generally to be allocated 4% to the General Partners. The remaining sale or other disposition profits and losses were allocated to the Holders of Interests. However, during 1998, a reallocation of current and prior years gains on sales was made among the partners for financial reporting purposes. Such reallocation did not have an effect on total assets, total partners' capital or net earnings.

     The General Partners were not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. "Net cash receipts" from operations of the Partnership were allocated 90% to the Holders of Interests and 10% to the General Partners (of which 6.25% constituted a management fee to the Corporate General Partner for services in managing the Partnership).

     The Partnership Agreement provided that subject to certain conditions the General Partners would receive as a distribution of the proceeds (net after expenses and liabilities and retained working capital) from the sale or refinancing of a real property up to 3% of the selling price, and that the remaining proceeds be distributed 85% to the Holders of Interests and 15% to the General Partners. However, prior to such distributions being made, the Holders of Interests were entitled to receive 99% and the General Partners 1% of net sale or refinancing proceeds until the Holders of Interests (i) have received cash distributions of "sale proceeds" or "refinancing proceeds" in an amount equal to the Holders' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with "sale proceeds" or "refinancing proceeds" previously distributed, equal a 6% annual return on the Holders' average capital investment for each year (their initial capital investment as reduced by "sale proceeds" or "refinancing proceeds" previously distributed) commencing with the first fiscal quarter of 1990. If upon completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Holders of Interests had not received the amounts in (i) and (ii) above, the General Partners were required to return all or a portion of the 1% distribution of net sale or refinancing proceeds described above up to an amount equal to such deficiency in payments to the Holders of Interests pursuant to (i) and
(ii) above. The Holders of Interests received from sales proceeds significantly less than the return level in (i) and (ii) above over the entire term of the Partnership. Accordingly, in December 1998, the General Partners were required to contribute to the Partnership $1,382 which represented the amount of all distributions they previously received from sales and refinancing proceeds, and such amount was included in the liquidating distribution made to the Holders of Interests.

TRANSACTIONS WITH AFFILIATES

     The General Partners received operating distributions of $85,535, $2,851 and $22,811 for 1998, 1997 and 1996, respectively. The General Partners also received a final liquidating distribution of $81,515 in December 1998. In addition, the General Partners were required to contribute to the Partnership $1,382 which represented the amount of all distributions they had previously received from sale or refinancing proceeds and such amount was included in the liquidating distribution made to the Holders of Interests.

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

     The Partnership, pursuant to the Partnership Agreement, was permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1998 (immediately prior to final liquidating distribution) and December 31, 1997 and 1996 are as follows:

                                                          UNPAID AT
                                                         DECEMBER 31,
                              1998      1997     1996       1998
                            -------   -------  --------  ------------
Property management
 and leasing fees . . . . $  --        55,866    70,312       --
Management fees to
 Corporate General
 Partners . . . . . . . .   278,416     4,752    38,019       --
Insurance commissions . .       192     1,394     2,911       --
Reimbursement (at cost)
 for accounting services.     7,158     5,852     4,221       --
Reimbursement (at cost)
 for portfolio manage-
 ment services. . . . . .    21,930    25,060    17,403       --
Reimbursement (at cost)
 for legal services . . .     5,868     5,081     2,650       --
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket expenses .    11,921      --       --          --
                           --------   -------  --------     ------
                           $325,485    98,005   135,516       --
                           ========   =======  ========     ======

     Pursuant to a winding up agreement between the Partnership and the Corporate General Partner, in consideration of the Corporate General Partner's assumption of residual liabilities of the Partnership upon its termination, the Partnership paid the Corporate General Partner $7,183 and transferred to the Corporate General Partner any residual rights to the coverage and benefits of insurance on behalf of the Partnership and other residual rights.

INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary combined financial information for Palm Desert (immediately prior to the sale of the Partnership's interest in the property in December
1998) is as follows:

                                          1998             1997
                                      ------------     -----------

  Current assets. . . . . . . . .     $  2,289,942       2,212,411
  Current liabilities . . . . . .       (1,900,232)     (1,948,707)
                                      ------------     -----------
       Working capital. . . . . .          389,710         263,704
                                      ------------     -----------

  Other assets. . . . . . . . . .        3,147,003       3,381,628
  Ventures partners' equity . . .       (4,887,907)     (4,443,740)
  Investment property, net. . . .       43,190,846      43,146,694
  Other liabilities . . . . . . .       (1,379,247)     (1,443,677)
  Long-term debt. . . . . . . . .      (40,107,408)    (40,622,529)
                                      ------------     -----------
       Partnership's capital. . .     $    352,997         282,080
                                      ============     ===========

  Represented by:
    Invested capital. . . . . . .     $  2,683,814       2,683,814
    Cumulative cash distributions         (719,065)       (616,253)
    Cumulative earnings (losses).       (1,611,752)     (1,785,481)
                                      ------------     -----------
                                      $    352,997         282,080
                                      ============     ===========
  Total income. . . . . . . . . .     $ 10,684,757      10,767,445
  Expenses. . . . . . . . . . . .        9,422,932      10,734,545
                                      ------------     -----------
  Net earnings (loss) . . . . . .     $  1,261,825          32,900
                                      ============     ===========
  Partnership's share
    of income (loss). . . . . . .     $    173,729           3,427
                                      ============     ===========

     Additionally, for the year ended December 31, 1996, total income was $11,050,606, expenses were $12,314,256 and net loss was $1,263,650 for the
Palm Desert venture.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1997 and 1998.



                               PART III

ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS

     JMB Realty Corporation, a Delaware corporation ("JMB") was the Corporate General Partner of the Partnership. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. The Corporate General Partner had responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property were to be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P., an Illinois limited partnership, with JMB as its sole general partner. The limited partners of the Associate General Partner are generally officers, directors and affiliates of JMB or its affiliates.

     The Partnership was subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services were provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services were to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and were otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permitted the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who have been engaged in transactions with the Partnership, and permitted the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may have been in competition with the Partnership under certain circumstances, including for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may have been affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have had a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 2, 1999. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 2, 1999. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

    JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X") and JMB Income Properties, Ltd.-XI ("JMB Income-XI"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are or were associate general partners in the following real estate limited partnerships, among others: the Partnership, Carlyle-XI, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, JMB Income-VII, JMB Income-X, JMB Income-XI and Carlyle Income Plus-II.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 61) is an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc. an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox Major League Baseball team, and CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls National Basketball Association team. He is a Certified Public Accountant.

     Neil G. Bluhm (age 61) is an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 60) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 57) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 65) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 52) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors, L.P., an affiliate of the Blackstone Group, L.P. He is also a director of Urban Shopping Centers, Inc., Host Marriott Corporation, The Brickman Group, Ltd., which is engaged in the landscape maintenance business, and a director of a number of investment companies advised or managed by T. Rowe Price Associates, Inc. and its affiliates and a trustee of Amli Residential Property Trust. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 50) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 51) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 46) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 50) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 63) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     Officers and the directors of the Corporate General Partner received no direct remuneration in such capacities from the Partnership. The Partnership was required to pay a management fee to the Corporate General Partner and the General Partners were entitled to receive a share of cash distributions and a share of profits or losses. Reference is made to the Notes for a description of such transactions, distributions and allocations. In 1998, the General Partners received $167,050 of distributions, including the final liquidating distribution, and the Corporate General Partner earned management fees of $278,416. The General Partners received a share of Partnership's profits for tax purposes aggregating $2,385 in 1998.

     In connection with the liquidation and termination of the Partnership, the General Partners were required to contribute to the Partnership $1,382, which represented the amount of all distributions they previously received from sale and refinancing proceeds, and such amount was included in the liquidating distribution made to the Holders of Interests. The General Partners were required to contribute such amount because the Holders of Interests had not received distributions of net sale or refinancing proceeds equal to their initial capital investment in the Partnership plus certain other distributions constituting a specified return on their average capital investment for each year (i.e., their initial capital investment as reduced by net sale or refinancing proceeds previously distributed) commencing with the first fiscal quarter of 1990.

     The Partnership was permitted to engage in various transactions involving the General Partners and their affiliates. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1998 aggregating $192 in connection with the provision of insurance coverage for professional liability provided for the Partnership. Such commissions were at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses, salaries, administrative, portfolio management, legal and accounting services relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. Such costs for 1998 were $46,877 which were all paid as of December 31, 1998.

     Pursuant to a winding up agreement between the Partnership and the Corporate General Partner, in consideration of the Corporate General Partner's assumption of any residual liabilities of the Partnership upon its termination, the Partnership paid the Corporate General Partner $7,183 and transferred to the Corporate General Partner any residual rights to the coverage and benefits of insurance on behalf of the Partnership and other residual rights.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person or group was known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the  Partnership immediately prior to its liquidation.

     (b) The Corporate General Partner, its officers and directors, and the Associate General Partner beneficially owned the following Interests of the Partnership immediately prior to its liquidation:

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
Interests therein)           and directors, and
                             the Associate General
                             Partner as a group

----------

     (1)  Includes 9.11023 Interests owned directly and 5 Interests owned by the Initial Limited Partner for which
JMB Realty Corporation, as its indirect majority shareholder, was deemed to have shared voting and investment power.

     (2)  Includes .39813 Interests owned by an officer or his relatives for which such officer had sole investment and voting power as to such Interests so owned.

     (3)  Includes .6 Interests owned by an estate for which an officer acts as co-executor and was deemed to have shared investment and voting power for such Interests.

     No officer or director of the Corporate General Partner of the Partnership possessed a right to acquire beneficial ownership of Interests of the Partnership.

     Reference is made to Item 10 for information concerning ownership of the Corporate General Partner.

     (c) There existed no arrangement, known to the Partnership, the operation of which may have resulted in a change in control of the Partnership.



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

                  10-H. Deed in Lieu of Foreclosure Agreement relating to the transfer of title to the 18 Central Shopping Center is hereby incorporated herein by reference to the Partnership's report for November 14, 1997 on Form 8-K (File No. 0-17708) dated November 26, 1997.

                  10-I. Palm Desert Option Agreement and Palm Desert Agreement for Purchase and sale of Partnership Interests by the Partnership and Carlyle-XVI relating to the unaffiliated venture partner's option to purchase the Partnership and Carlyle-XVI's interest in the joint venture dated March 11, 1998 are hereby incorporated by reference to the Partnership's Report for March 31, 1998 on Form 10-Q (File No. 0-17708) dated May 13, 1998.

                  10-J. First Amendment to Palm Desert Option Agreement, and First Amendment to Palm Desert Agreement for Purchase and Sale of Partnership Interests by the Partnership and Carlyle-XVI relating to the unaffiliated venture partner's option to purchase the Partnership and Carlyle-XVI's interest in the joint venture dated July 15, 1998 is hereby incorporated by reference to the Partnership's Report for September 30, 1998 on Form 10-Q (File No. 0-17708) dated November 11, 1998.

                  10-K. Second Amendment to Palm Desert Option Agreement and Second Amendment to Palm Desert Agreement for Purchase and Sale of Partnership Interests by the Partnership and Carlyle-XVI relating to the unaffiliated venture partner's option to purchase the Partnership and Carlyle-XVI's interest in the joint venture dated December 28, 1998 is hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-17708) dated January 13, 1999.

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

     (b) The following report on Form 8-K has been filed since the beginning of the last quarter of the period covered by this report

          On January 13, 1999, the Partnership filed a report on Form 8-K with respect to the sale of its interest in the joint venture that owned the Palm Desert Town Center on December 29, 1998. Such report on Form 8-K included a description of the sale.

     No annual report for the fiscal year 1998 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XVII

                By:     JMB Realty Corporation
                        Corporate General Partner

                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Corporate General Partner


                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and
                        Chief Financial Officer
                Date:   March 22, 1999

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 22, 1999

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 22, 1999

                        GLENN E. EMIG*
                By:     Glenn E. Emig, Chief Operating Officer
                Date:   March 22, 1999


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                Date:   March 22, 1999

                        A. LEE SACKS*
                By:     A. Lee Sacks, Director
                Date:   March 22, 1999

                        STUART C. NATHAN*
                By:     Stuart C. Nathan, Executive Vice President
                          and Director
                Date:   March 22, 1999

                *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                By:     Gailen J. Hull, Attorney-in-Fact
                Date:   March 22, 1999

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

                                                 DOCUMENT
                                              INCORPORATED
                                              BY REFERENCE    PAGE
                                              -------------   ----

  10-F.   Copy of Purchase and Sale
          Agreement and related documents
          relating to the purchase of
          Silber #1                                     Yes

  10-G.   Copy of sale documents relating
          to the sale of Houston
          Industrial Properties                         Yes

  10-H.   Copy of Deed in Lieu of Foreclosure
          Agreement relating to 18 Central
          Shopping Center                               Yes

  10-I.   Palm Desert Option Agreement and
          and Palm Desert Agreement for
          Purchase and Sale of Partnership
          Interests                                     Yes

  10-J.   First Amendment to Palm Desert
          Option Agreement and First
          Amendment to Palm Desert
          Agreement for Purchase and
          Sale of Partnership Interests                 Yes

  10-K.   Second Amendment to Palm Desert
          Option Agreement and Second
          Agreement to Palm Desert
          Agreement for Purchase and
          Sale of Partnership Interests                 Yes

  21.     List of Subsidiaries.                          No

  24.     Powers of Attorney.                            No

  27.     Financial Data Schedule                        No