Form 10-Q
period 1999-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XVII
filed 1999-08-16
CIK 804214

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
June 30, 1999                                Commission file #0-12791




            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
        (Exact name of registrant as specified in its charter)




       Illinois                           36-3207212
(State of organization)        (IRS Employer Identification No.)




  900 N. Michigan Ave., Chicago, IL                   60611
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

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS
                                     JUNE 30, 1999 AND DECEMBER 31, 1998
                                                 (UNAUDITED)
                                                                              JUNE 30,      DECEMBER 31,
                                                                               1999            1998
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  2,286,732      2,577,367
  Short-term investments. . . . . . . . . . . . . . . . . . . . . . . .          249,985        249,985
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . .        1,251,799      1,163,973
                                                                            ------------   ------------

        Total current assets. . . . . . . . . . . . . . . . . . . . . .        3,788,516      3,991,325
                                                                            ------------   ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . . .           31,957         31,957
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           12,196         12,196
                                                                            ------------   ------------

                                                                            $  3,832,669      4,035,478
                                                                            ============   ============





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED



                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------


                                                                              JUNE 30,      DECEMBER 31,
                                                                               1999            1998
                                                                            ------------    -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $     74,700        103,437
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .          493,653        731,623
                                                                            ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . .          568,353        835,060

Partnership's share of the maximum unfunded obligation under the
  indemnification agreement . . . . . . . . . . . . . . . . . . . . . .        4,176,948      3,997,006
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,769,915      1,667,340
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .        6,515,216      6,499,406

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .        1,016,331      1,025,076
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,149,967)    (1,149,967)
                                                                            ------------   ------------
                                                                                (132,636)      (123,891)
                                                                            ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .      326,224,167    326,224,167
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .     (267,702,140)  (267,492,266)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (61,071,938)   (61,071,938)
                                                                            ------------   ------------
                                                                              (2,549,911)    (2,340,037)
                                                                            ------------   ------------
        Total partners' deficits. . . . . . . . . . . . . . . . . . . .       (2,682,547)    (2,463,928)
                                                                            ------------   ------------
                                                                            $  3,832,669      4,035,478
                                                                            ============   ============

                        See accompanying notes to consolidated financial statements.


                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1999          1998          1999          1998
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .   $    --        1,050,869         --        2,535,201
  Interest income . . . . . . . . . . . . . . . .       67,698       156,349       136,696       317,318
  Other income. . . . . . . . . . . . . . . . . .        --            --            2,164       186,043
                                                    ----------    ----------    ----------    ----------
                                                        67,698     1,207,218       138,860     3,038,562
                                                    ----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .       60,285     1,151,579       119,947     2,463,757
  Property operating expenses . . . . . . . . . .        --          979,575         --        2,424,179
  Professional services . . . . . . . . . . . . .        9,803        56,053       117,966       173,886
  Amortization of deferred expenses . . . . . . .        --            7,172         --           14,344
  General and administrative. . . . . . . . . . .       81,735       194,556       186,692       373,206
                                                    ----------    ----------    ----------    ----------
                                                       151,823     2,388,935       424,605     5,449,372
                                                    ----------    ----------    ----------    ----------

                                                       (84,125)   (1,181,717)     (285,745)   (2,410,810)
Partnership's share of the reduction of the
  maximum unfunded obligation under the
  indemnification agreement . . . . . . . . . . .       33,563        33,563        67,126        67,126
Venture partners' share of earnings (loss)
  from ventures' operations . . . . . . . . . . .        --            --            --             (401)
                                                    ----------    ----------    ----------    ----------
        Earnings (loss) before gain on sale or
          disposition of investment properties
          or interest in investment property. . .      (50,562)   (1,148,154)     (218,619)   (2,344,085)

Gain on sale or disposition of investment
  properties or interest in investment
  property, net of venture partner's share. . . .        --            --            --        5,365,511
                                                    ----------    ----------    ----------    ----------
        Net earnings (loss) . . . . . . . . . . .   $  (50,562)   (1,148,154)     (218,619)    3,021,426
                                                    ==========    ==========    ==========    ==========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1999          1998          1999          1998
                                                   -----------    ----------   -----------    ----------

        Net earnings (loss) per limited partner-
         ship interest:
          Earnings (loss) before gain on sale or
           disposition of investment properties
           or interest in investment property . .   $     (.13)        (3.01)         (.57)        (6.15)
          Gain on sale or disposition of invest-
           ment properties or interest in
           investment property, net of venture
           partners' share. . . . . . . . . . . .        --            --            --            14.51
                                                    ----------    ----------    ----------    ----------
              Net earnings (loss) . . . . . . . .   $     (.13)        (3.01)         (.57)         8.36
                                                    ==========    ==========    ==========    ==========
        Cash distributions per limited
          partnership interest. . . . . . . . . .   $    --            25.00         --            30.00
                                                    ==========    ==========    ==========    ==========



















                        See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                 (UNAUDITED)

                                                                                 1999             1998
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (218,619)      3,021,426
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .         --             14,344
    Amortization of discount on long-term debt. . . . . . . . . . . . . . .       102,575          91,031
    Partnership's share of the reduction of the maximum unfunded
      obligation under the indemnification agreement. . . . . . . . . . . .       (67,126)        (67,126)
    Venture partners' share of ventures' operations . . . . . . . . . . . .         --                401
    Gain on sale or disposition of investment properties or interest
      in investment property, net of venture partners' share. . . . . . . .         --         (5,365,511)
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . .         --             23,218
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .       (87,826)        896,180
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .         --             96,133
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            107,674
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (28,737)        189,225
    Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . .         9,098      (1,266,541)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            (78,933)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .         --          2,165,053
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .         --              --
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .         --            (74,866)
                                                                               ----------     -----------
        Net cash provided by (used in) operating activities . . . . . . . .      (290,635)       (248,292)
                                                                               ----------     -----------

Cash flows from investing activities:
  Proceeds from sale of investment properties or interest in investment
    property, net of selling expenses . . . . . . . . . . . . . . . . . . .         --          4,642,140
  Net sales and maturities (purchases) of short-term investments. . . . . .         --            124,100
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .         --            (97,746)
                                                                               ----------     -----------
        Net cash provided by (used in) investing activities . . . . . . . .         --          4,668,494
                                                                               ----------     -----------





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                 1999             1998
                                                                             ------------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .         --            (37,494)
  Distribution to venture partner . . . . . . . . . . . . . . . . . . . . .         --           (222,720)
  Distribution to limited partners. . . . . . . . . . . . . . . . . . . . .         --        (10,964,229)
                                                                               ----------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .         --        (11,224,443)
                                                                               ----------     -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .      (290,635)     (6,804,241)
        Cash and cash equivalents, beginning of year. . . . . . . . . . . .     2,577,367       9,528,301
                                                                               ----------     -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . .    $2,286,732       2,724,060
                                                                               ==========     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .    $    2,000         298,704
                                                                               ==========     ===========

    Sale of interest in investment property:
      Gain on sale of interest in investment property . . . . . . . . . . .    $    --          5,365,511
      Basis in investment property. . . . . . . . . . . . . . . . . . . . .         --           (723,371)
                                                                               ----------    ------------
          Cash proceeds from sale of interest in investment
            property. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    --          4,642,140
                                                                               ==========    ============

    Reduction in amounts due to affiliates. . . . . . . . . . . . . . . . .    $ (247,068)          --
                                                                               ==========    ============

    Reduction in Partnership's investment . . . . . . . . . . . . . . . . .    $  247,068           --
                                                                               ==========    ============

    Net assets and venture partner's deficit in venture
      written off at sale of interest in investment property. . . . . . . .    $    --            355,705
                                                                               ==========    ============




                        See accompanying notes to consolidated financial statements.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 1999 AND 1998

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1998, which are included in the Partnership's 1998 Annual Report on Form 10-K (File No. 0-12791) filed on March 22, 1999, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1998 Annual Report on Form 10-K.

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

     The Partnership and its consolidated ventures had previously committed to plans to sell or dispose of all their remaining investment properties. Accordingly, all consolidated properties had been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption. The net results of operations for the three months ended June 30, 1999 and 1998 for consolidated properties classified as held for sale or disposition or sold or disposed of during the past two years were $0 and $2,421,858, respectively.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investment properties. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the six months ended June 30, 1999 and 1998 were as follows:

                                                          Unpaid at
                                                           June 30,
                                    1999       1998          1999
                                  -------     -------    -------------
Property management
 and leasing fees . . . . . .     $  --       126,739          --
Insurance commissions . . . .       1,248       8,771          --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related
 expenses related to the
 on-site and other costs
 for the Partnership and
 its investment properties. .      46,446      50,347        17,202
                                  -------     -------        ------
                                  $47,694     185,857        17,202
                                  =======     =======        ======

     In February 1998, the Partnership paid approximately $1,322,000 of previously deferred management and leasing fees to an affiliate of the General Partners.

     The Partnership had obligations to fund, on demand, $200,000 and $200,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital. In June 1999, the obligations to Carlyle Managers, Inc. and Carlyle Investors, Inc. were reduced by approximately $115,000 and $132,000, respectively. As of June 30, 1999, these obligations bore interest at 4.62% per annum and the obligations and the cumulative interest accrued on these obligations totaled $476,451 (reflected in amounts due to affiliates in the accompanying consolidated financial statements).

JMB/NYC

     As a result of the 1996 restructuring, JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to an unaffiliated real estate investment trust ("REIT"), owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT has the right to purchase JMB/NYC's interest in the Properties for certain amounts relating to the operations of the Properties. There can be no assurance that such REIT affiliate will not exercise such right on or after January 2, 2001. In addition, the non-recourse purchase money notes made by JMB/NYC for its interests in the Properties, which are secured by JMB/NYC's interests in the Properties and had outstanding principal and accrued and deferred interest of approximately $125,400,000, at June 30, 1999, mature on January 2, 2001.
If such REIT affiliate exercises such right to purchase, for the reasons discussed below, it is unlikely that such purchase would result in any significant distributions to the partners of the Partnership.
Additionally, at any time, JMB/NYC has the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the same price at which such REIT affiliate can require JMB/NYC to sell such interest as described above.

     Pursuant to the indemnification agreement, the Affiliated Partners are jointly and severally obligated to indemnify, through a date no later than January 2, 2001, the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $1.9 million) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income, is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability in the accompanying financial statements.

     The provisions of the indemnification agreement generally prohibit the Affiliated Partners from taking actions that could have an adverse effect on the operations of the REIT. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely. Therefore, the Partnership expects its share of the collateral to be returned (including interest earned) at the termination of the indemnification agreement.

     During 1996, as a result of the adoption of the Plan, JMB/NYC discontinued the application of the equity method of accounting for its investments in unconsolidated ventures and reversed those previously recognized losses from the unconsolidated ventures except for an amount equal to the maximum obligation under the indemnification agreement of $25,000,000. The Partnership has discontinued the application of the equity method of accounting for the indirect interests in the Properties and additional losses from the investment in unconsolidated venture will not be recognized. Should the unconsolidated venture subsequently report income, the Partnership will resume applying the equity method on its share of such income only after such income exceeds net losses not previously recognized.

     While the Partnership is not expected to terminate in the near term, it currently appears unlikely that any significant distributions will be made by the Partnership at any time due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC, and the significant preference levels to other partners within the reorganized joint ventures owning the Properties.

     LONG BEACH PLAZA

     The Partnership had not remitted the required debt service payments for the mortgage loan secured by the Long Beach Plaza Shopping Center since June 1993. Accordingly, the combined balances of the mortgage notes and related accrued interest were in default. The Partnership initiated discussions with the first mortgage lender regarding a modification of its mortgage loan secured by the property, which was originally due in June 1994. The lender agreed to a short-term loan extension until August 31, 1995. The Partnership had been unable to secure a modification or further extension to the loan. The Partnership decided not to commit any significant additional amounts to the property. In March 1996, a receiver was appointed for the benefit of the lender. On December 31, 1998, the Partnership transferred title to the land, building and improvements, and other assets and liabilities related to the property in consideration of a discharge of the mortgage loan and payment of $10 in cash. The Partnership realized an extraordinary gain on forgiveness of debt from this transaction in 1998 of approximately $47,015,000 for financial reporting purposes.
This amount includes the effect of the impairment losses recognized by the Partnership in 1996 aggregating approximately $17,600,000. In addition, the Partnership recognized a gain of approximately $28,256,000 for Federal income tax purposes, with no corresponding distributable proceeds.

     The Partnership is currently in discussions with the original seller of the Long Beach investment property concerning retirement of the promissory note payable to such seller in connection with the acquisition of the property by the Partnership in 1983. Such note had a recorded balance of $1,769,915 (net of discount) as of June 30, 1999.

     CARROLLWOOD STATION APARTMENTS

     In December 1997, the Partnership on behalf of the joint venture, entered into a contract with an unaffiliated third party to sell the property. Pursuant to the joint venture agreement, the unaffiliated venture partner held the right of first refusal to purchase the Partnership's interest in the joint venture in the event the Partnership secured a buyer for the property. On March 2, 1998, the unaffiliated venture partner purchased the Partnership's interest in the joint venture for $4,642,140, which approximates the share of proceeds that the Partnership would have received from a sale to the proposed purchaser of the property. As of the date of the sale, the Partnership was relieved from any further obligations under the joint venture agreement. The Partnership recognized a gain of approximately $5,366,000 for financial reporting purposes and a gain of approximately $8,501,000 for Federal income tax purposes in 1998.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1998 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investment properties.

     At June 30, 1999, the Partnership and its consolidated venture had cash and cash equivalents of approximately $2,287,000 and short-term investments of approximately $250,000. These funds are available for retirement of the promissory note made by the Partnership in connection with its acquisition of the Long Beach Plaza investment property, working capital requirements and reserves and potential future distributions to the General Partners and Holders of Interests. The Partnership does not consider its indirect interest in JMB/NYC to be a source of liquidity. However, the Partnership expects to receive a return of its share of the funds held in escrow (including interest earned) by JMB/NYC as collateral under the indemnification agreement after termination of such agreement in January 2001. Reference is made to the Partnership's property-specific discussions in the notes. The Partnership is currently in discussions with the original seller of the Long Beach investment property concerning retirement of the promissory note payable to such seller in connection with the acquisition of the property by the Partnership in 1983. Such note had a recorded balance of $1,769,915 (net of discount) as of June 30, 1999.

     The Partnership had suspended operating cash distributions to the Holders of Interests and General Partners effective as of the first quarter of 1992.

     As a result of the 1996 restructuring, JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning the Properties. The new ownership structure gives control of the Properties to an unaffiliated real estate investment trust ("REIT"). JMB/NYC has, through January 1, 2001, under certain limited circumstances, rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT has the right to purchase JMB/NYC's interest in the Properties for certain amounts relating to the operations of the Properties. There can be no assurance that such REIT affiliate will not exercise such right on or after January 2, 2001.
In addition, the non-recourse purchase money notes made by JMB/NYC for its interest in the Properties, which are secured by JMB/NYC's interest in the Properties and had outstanding principal and accrued and deferred interest of approximately $125,400,000, at June 30, 1999, mature on January 2, 2001.

If such REIT affiliate exercises such right to purchase, for the reasons discussed below, it is unlikely that such purchase would result in any significant distributions to the partners of the Partnership. Additionally, at any time, JMB/NYC has the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the same price at which such REIT affiliate can require JMB/NYC to sell such interest as described above.

     Due to the level of indebtedness remaining on the Properties, the purchase money notes payable by JMB/NYC and the significant preference levels to other partners within the reorganized joint ventures owning the Properties, it is unlikely that the Partnership will receive any significant distributions from JMB/NYC, other than the return of funds held in escrow pursuant to an indemnification obligation. However, in connection with sales or other dispositions of any of the Properties or of the Partnership's (or JMB/NYC's) interest in the Properties, Holders of Interests will recognize a substantial amount of net gain for Federal income tax purposes (corresponding to all or most of their deficit capital account balances for tax purposes) even though the Partnership would not be able to make any significant amounts of distributions. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

     In connection with the liquidation and termination of the Partnership, the Corporate General Partner may form a liquidating trust, in which all of the Partnership's remaining assets, subject to liabilities, would be transferred. The initial trustees of the liquidating trust would be individuals who are officers of the Corporate General Partner. Each Holder of Interests in the Partnership would, upon the establishment of the liquidating trust, be deemed to be the beneficial owner of a comparable share of the aggregate beneficial interests in the liquidating trust. It is anticipated that the liquidating trust, if formed, would permit the realization of substantial cost savings in administrative and other expenses until any remaining assets of the Partnership are collected or liquidated and residual liabilities (including contingent liabilities) of the Partnership are paid or otherwise determined to be extinguished and any remaining funds are distributed to the beneficial owners of the liquidating trust. The liquidating trust would be expected to be in existence for a period not to exceed three years, subject to extension under certain circumstances. The formation of a liquidating trust would be subject to certain contingencies, and there is no assurance that the liquidating trust will be formed.

RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying consolidated financial statements are the result of the sale of the Partnership's interest in Carrollwood Station Associates on March 2, 1998 and the disposition of the Long Beach Plaza in December 1998.

     The decrease in accounts payable at June 30, 1999 as compared to December 31, 1998 is primarily due to the timing of payments for certain expenses of the Partnership.

     The decrease in interest income for the three and six months ended June 30, 1999 as compared to the same periods in 1998 is primarily due to a higher average cash balance available for temporary investment in 1998, prior to the distribution of proceeds from the sale of the Partnership's interest in Carrollwood Station Associates made to Holders of Interest in May 1998.

     The other income for the six months ended June 30, 1998 represents the 1998 sale of stock which was received as a settlement of claims against a tenant in bankruptcy. The claim originated from the Partnership's interest in the Old Orchard Venture prior to it being sold in August 1993.

     The mortgage and other interest for the three and six months ended June 30, 1999 primarily represents the amortization of discount on the note payable to the original seller of the Long Beach investment property.

     The decrease in general and administrative expenses for the three and six months ended June 30, 1999 as compared to the same period in 1998 is primarily due to a decrease in reimbursable costs to affiliates of the General Partners and a decrease in other administrative costs due to the sales of Partnership's interest in Carrollwood Station Associates and the Long Beach Plaza in 1998.

YEAR 2000

     The year 2000 problem is the result of computer programs being written with two digits rather than four to define a year. Consequently, any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, an inability to process transactions or engage in other normal business activities.

     The Partnership uses the telephone, accounting, transfer agent and other administrative systems, which include both hardware and software, provided by affiliates of the Corporate General Partner and certain third party vendors. Except as noted in the following sentence, the Partnership or its affiliates have received representations to the effect that the telephone, accounting, transfer agent and other administrative systems are year 2000 compliant in all material respects. Both the hardware and software for individual personal computers used in the Partnership's administrative systems are expected to be tested for their year 2000 compliance during the summer of 1999. The Partnership has not inquired of the joint ventures that own the Properties as to the status of their year 2000 compliance.

     The Partnership does not believe that the year 2000 problem presents any material additional risks to its business, results of operations or financial condition and has not developed, and does not intend to develop, any contingency plans to address the year 2000 problem. Given its limited operations, the Partnership believes that its accounting, transfer agent and most of its other administrative systems functions could, if necessary, be performed manually (i.e., without significant information technology) for an extended period of time without a material increase in costs to the Partnership. Although the year 2000 problem may or may not present various risks for the joint ventures owning the Properties, the Partnership does not believe that these risks, to the extent they may exist, present any material additional risks to the Partnership's business, results of operations or financial condition. As discussed in the Notes to Consolidated Financial Statements included elsewhere in this report, JMB/NYC has discontinued the equity method of accounting for its indirect interests in the joint ventures owning the Properties. Moreover, for the reasons discussed elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations, JMB/NYC does not expect to receive any significant distributions in the future from the joint ventures owning the Properties. The Partnership and JMB/NYC also have no involvement in or authority over the general operations or management of the joint ventures owning the Properties or the development of their contingency plans, if any, for the year 2000 problem.

     The Partnership has not incurred and does not expect to incur, any material direct costs for year 2000 compliance. Although the Partnership has not made inquiry of the joint ventures owning the Properties as to their actual or projected year 2000 compliance costs, if any, the Partnership does not believe that any such cost would have a material effect on the Partnership. Neither the Partnership nor JMB/NYC is obligated to contribute any funds to pay for such costs. In addition, since JMB/NYC does not expect to receive any significant distributions in the future from the joint ventures owning the Properties, the Partnership does not believe that any such costs incurred will have any material effect on the Partnership's indirect investment in the joint ventures.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION
                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties owned during 1999.

                                                 1998                                1999
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----

 1. 237 Park Avenue Building
     New York, New York . . . . .     *         *          *         *       *        *
 2. 1290 Avenue of the Americas
     Building
     New York, New York . . . . .     *         *          *         *       *        *


     An "*" indicates that the joint venture which owns the property was restructured.  Reference is made to the
Notes for further information regarding the reorganized and restructured ventures.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

        3-A.    Amended and Restated Agreement of Limited Partnership set
forth as Exhibit A to the Prospectus and which is hereby incorporated by reference.

        3-B.    Acknowledgement of rights and duties of the General
Partners of the Partnership between ABPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is hereby incorporated herein by reference to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-12791) dated November 8, 1996.

        4-A.    Promissory note secured by Deed of Trust Between Carlyle
Real Estate Partnership - XIII and Ernest W. Hahn, Inc. dated June 22, 1983 is hereby filed herewith.

        27.     Financial Data Schedule

        Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)
(4) (iii), the Registrant commits to provide copies of such agreements to the SEC upon request.

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                BY:  JMB Realty Corporation
                     (Corporate General Partner)




                     By:   GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                     Date: August 13, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                     Date: August 13, 1999